Form 10-Q
period 1995-09-29
COMMUNITY INVESTMENT PARTNERS LP
filed 1995-11-09
CIK 856670

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                         __________________________


                               FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended   September 29, 1995
Commission file number   0-18042



                COMMUNITY INVESTMENT PARTNERS, L.P.
__________________________________________________________________
        (Exact name of registrant as specified in its charter)


      MISSOURI                                     43-1531582
_________________________________________________________________
      (State or other jurisdiction of             (IRS Employer
      incorporation or organization)          Identification No.)

      201 Progress Parkway
      Maryland Heights, Missouri                   63043
_________________________________________________________________
      (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code (314) 851-2000
                                                  _______________



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.   (1)  YES  X    NO
                                             _____
                                     (2)  YES       NO   X
                                                      ______

                       COMMUNITY INVESTMENT PARTNERS, L.P.

                                     INDEX



                                                     Page Number
Part I  FINANCIAL INFORMATION

Item 1  Financial Statements

        Balance Sheet .........................................3
        Schedule of Portfolio Investments .....................4
        Income Statement ......................................6
        Statement of Cash Flows ...............................7
        Statement of Changes in Partnership Capital ...........8
        Notes to Financial Statements .........................9

Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................10



Part II. OTHER INFORMATION  *

Item 1.  Legal Proceedings....................................11
Item 6.  Exhibits and Reports on Form 8-K.....................11

         Signatures...........................................12


*     Items 2,3,4 and 5 are omitted as they are not applicable

                    COMMUNITY INVESTMENT PARTNERS, L.P.

                              BALANCE SHEET

                               (Unaudited)


                                   September 30,    December 31,
                                           1995           1994

                               ASSETS

Investments (at fair market value, cost
  $1,706,974 and $1,818,607, as of
  September 30, 1995 and
  December 31, 1994, respectively     $  3,212,554   $  3,075,566
Cash and cash equivalents                   79,078        143,314
Deferred organizational costs, net               -          4,058
Accrued interest receivable                  3,863          4,160
                                      _____________  _____________

  Total Assets                        $  3,295,495   $  3,227,098
                                       ===========    ===========


                    LIABILITIES AND PARTNERSHIP CAPITAL

Accrued expenses                      $          -   $      5,100
                                      _____________  _____________

  Total Liabilities                              -          5,100
                                      _____________  _____________

Capital - Limited Partners               2,692,061      2,632,198
Capital - General Partners                 603,434        589,800
                                      _____________  _____________

  Total Partnership Capital              3,295,495      3,221,998
                                      _____________  _____________

Total Liabilities and
  Partnership Capital                 $  3,295,495   $ 3,227,098
                                       ===========    ===========


The accompanying notes are an integral part of these financial statements.

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                      SCHEDULE OF PORTFOLIO INVESTMENTS

                                                     Sept. 30, 1995
Company                Nature of Business               Fair Market
Initial Investment     Investment                Cost        Value
Date

Saztec International,
  Inc.                 Provides services for database
(Sazz)                 construction and
                       information conversion

June 7, 1990           108,400 shares Common
                       Stock                $    78,324 $    16,943

Intermedia
Communications of
  Florida              Organized to install and
(ICIX)                 provide private, dedicated
                       telecommunication lines
                       using fiber optic cable

May 31, 1991           70,000 shares Common
                       Stock                    196,000   1,067,500

Innovation Medical
Technologies, Inc.     Manufactures highly
                       specialized medical instruments
                       for use in ophthalmic surgery

July 26, 1991          5,769 shares of 6% Class A
                       Cumulative Convertible
                       Preferred Stock          149,994     149,994
March 11, 1992         5,625 shares of Class B
                       Convertible Preferred
                       Stock                     90,000      90,000
September 30, 1992     5% Term Notes, due
                       December 31, 1995.        36,000      36,000
May 26, 1994           5% Term Notes, due
                       December 31, 1997.        17,500      17,500

Micro Partners, L.P.   Formed to acquire an
(Microtek-Mtmi)        interest in Microtek Medical,
                       Inc. a manufacturer of
                       disposable medical products

September 30, 1991     Limited Partnership
                         Interests              300,000     428,259

Citation Computers     Provider of clinical
(Cita)                 laboratory information

October 31, 1991       102,480 shares of Common
                       Stock                    250,250     550,830

PDT, Inc.              Develops, manufactures
(Pdti)                 and markets the drugs
                       devices use in Photodynamic
                       Therapy.

May 28, 1992           6,970.50 shares of Common
                       Stock                     13,941   280,563

Vision Partners, L.P.  Owns stock in Family
                       Vision Center, Inc., which
                       operates leased optical
                       departments in host stores.

October 19, 1992       Limited Partnership
                       Interests                450,000   450,000
December 1, 1993       Limited Partnership
                       Interest                 124,965   124,965
                                              _________ _________
                                             $1,706,974$3,212,554
                                              ========= =========

                       COMMUNITY INVESTMENT PARTNERS, L.P.

                              INCOME STATEMENT

                                 (Unaudited)

                         Three Months Ended   Nine Months Ended
                         Sept.30,    Sept.30, Sept.30   Sept.30,
                             1995      1994      1995      1994

                                    INCOME

Interest income            $  1,482  $  1,083  $  4,123  $  2,114
Earnings from investments         -         -         -       731
Realized gain (loss) on
 sale of investment         369,611         -   373,953   (89,643)
                           _________ _________ _________ _________
 Total Income               371,093     1,083   378,076   (86,798)
                           _________ _________ _________ _________

                                   EXPENSES

Amortization of deferred
 organizational costs             -     6,087     4,058    18,261
Professional fees                 -     5,850     7,000     5,850
Legal fees                    1,753       214     1,753     1,633
Trustee fees                    245       187       676       373
Directors' fees                   -         -         -     1,000
Other                           363         -       613       250
                           _________ _________ _________ _________
 Total Expenses               2,361    12,338    14,100    27,367
                           _________ _________ _________ _________
Net income (loss) before
 unrealized gains (losses)  368,732   (11,255)  363,976  (114,165)
Unrealized gain on
 investments                311,982   132,631   248,621   160,376
                           _________ _________ _________ _________
Net income                 $680,714  $121,376  $612,597  $ 46,211
                            =======   =======   =======   =======

Per unit of Partnership interest:
 Net income                $   6.31  $   1.13  $   5.68  $    .43
                            =======   =======   =======   =======
 Net asset value
 (9/95 and 12/94)                              $  30.56  $  29.88
                                                =======   =======
Units Outstanding:
 Limited Partners                                          87,820
 General Partners                                          20,000


The accompanying notes are an integral part of these financial statements.

                 COMMUNITY INVESTMENT PARTNERS, L.P.

                       STATEMENT OF CASH FLOWS

                              (Unaudited)

                               Nine Months Ended September 30,

                                           1995           1994

CASH FLOWS USED BY OPERATING
ACTIVITIES:

  Net income                          $    612,597   $     46,211
  Adjustments to reconcile net income
  to net cash provided by operating
  activities -
  Sale (purchase) of portfolio
  investments                              484,255        (21,850)
  Realized (gain) loss on portfolio
  investments                             (372,621)        95,000
  Unrealized gain on portfolio
  investments                             (248,621)      (160,376)
  Amortization of deferred
  organization costs                         4,058         18,260
  Decrease in accured interest
  receivable                                   297            222
  Decrease in accured expenses              (5,100)        (4,236)
  Distribution to unitholders             (539,100)             -
                                      _____________  _____________

  Total cash used for operating
  activities                          $    (64,235)  $    (26,769)
                                      _____________  _____________

  Net decrease in cash                     (64,235)       (26,769)

CASH AND EQUIVALENTS,
  beginning of year                        143,314        157,604
                                      _____________  _____________

CASH AND EQUIVALENTS, end of year     $     79,079   $    130,835
                                       ============   ============

The accompanying notes are an integral part of these financial statements.

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                               (Unaudited)


                      Three Months Ended Sept.30, 1995 and 1994

                              Limited        General
                              Partners       Partners     Totals


Balance December 31, 1993     $2,642,873  $  592,232   $3,235,105

Net income                        38,673       7,538       46,211
                              __________  ___________  __________

Balance September 30, 1994    $2,681,546  $  599,770   $3,281,316

Balance December 31, 1994     $2,632,198  $  589,800   $3,221,998

Capital Distribution            (439,100)   (100,000)    (539,100)

Net income                       498,963     113,634      612,597
                              ___________ ___________ ___________

Balance September 30, 1995    $2,692,061  $  603,434   $3,295,495

The accompanying notes are an integral part of these financial statements.

                  COMMUNITY INVESTMENT PARTNERS, L.P.

                     NOTES TO FINANCIAL STATEMENTS

                             (Unaudited)



BASIS OF PRESENTATION

  Community Investment Partners, L.P. (CIP) is a limited

partnership which has elected to be a business development

company under the Investment Company Act of 1940, as amended.  As a business development company, the partnership is required to invest at least 70% of its total assets in qualifying investments as specified in the Investment Company Act.  CIP Management, L.P.

(Management), a limited partnership, is the Managing General

Partner of CIP.  Management is responsible for making all

decisions regarding CIP's investment portfolio.  CIP is no longer making initial investments.

  All portfolio investments are carried at cost until

significant developments affecting an investment provide a basis for revaluation.  Thereafter, portfolio investments are carried at fair value as obtained from outside sources or at a value determined quarterly by the Managing General Partner under the supervision of the Independent General Partners.  Investments in

securities traded on a national securities exchange are valued at the latest reported sales price on the last business day of the period.  If no sale has taken place, the securities are valued at the last bid price.  If no bid price has been reported, or if no exchange quotation is available, the securities are valued at the quotation obtained from an outside broker.

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                     MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

  Net income for the three months ended September 30, 1995, was

$680,714.  Net income excluding unrealized gain on investments was $368,732.  Interest income was derived from interest on cash

balances.   The Partnership sold shares in Intermedia

Communications of Florida, Saztec International, Inc. and PDT,

Inc. which resulted in gains (losses) of $206,494, ($14,801), and

$180,928, respectively.  A gain of $1,332 was realized from a previous sale of Intermedia Communications of Florida.  Expenses were for legal and trustee fees.

  Net income for the nine months ended September 30, 1995, was

$612,597.  Net income excluding unrealized gain on investments was $363,976.  Interest income was derived from interest on cash balances.  The Partnership sold shares in Intermedia

Communications of Florida, Saztec International, Inc. and PDT,

Inc. which resulted in gains (losses) of $206,494, ($14,801), and

$180,928, respectively.  Expenses were primarily for professional fees, amortization of deferred organizational costs, legal and trustee fees.

  Cash flows for the nine months ended September 30, 1995,

resulted from operating activities, primarily from the investment sales and decrease in accrued interest receivable.  Cash was used to decrease accrued expenses and for a distribution to

unitholders.



FINANCIAL CONDITION

Incorporated by reference from Schedule of Portfolio Investments,

page 4.

LIQUIDITY AND CAPITAL RESOURCES

  The partnership's total capital of 3,295,495 as of September

30, 1995, consisted of $2,692,061 in limited partner capital and

$603,434 in general partner capital.  Net income for the quarter was allocated to the limited partners in the amount of $498,963 and to the general partners in the amount of $113,634.  During the 3rd quarter, a $539,100 distribution was made to unitholders.

Of this amount, $439,100 went to limited partners and $100,000 went to general partner.  The partnership intends to invest its cash balances in U.S. Government securities, investment grade state and municipal bonds, certificates of deposit at banks with at least $25 million in assets, or investment grade money market securities sold by banks.


                 COMMUNITY INVESTMENT PARTNERS, L.P.

SUBSEQUENT EVENTS

  Subsequent to September 30, 1995, CIP sold 4,647 shares of

PDT, Inc. which resulted in a gain of $125,993.  The Parnership also sold 25,000 shares of Citation Computers for a gain of

$71,500.



Item 1:  Legal Proceedings



  The partnership is not a party to any material pending legal proceedings.



Item 6:  Exhibits and Reports on Form 8-K



  (a) Exhibits

  None

  (b) Reports on Form 8-K






  No reports were filed on Form 8-K for the quarter ended

September 30, 1995.


                            SIGNATURES





  Pursuant to the requirements of the Securities Exchange Act of

1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                 COMMUNITY INVESTMENT PARTNERS, L.P.

        By:  CIP Management, L.P., Managing General Partner
        By:  CIP Management, inc., Its Managing General Partner





/s/Daniel A. Burkhardt    President, Treasurer
   _______________________  and Director
   Daniel A. Burkhardt                          November 10, 1995





/s/Ray L. Robbins         Vice-President
   _______________________  and Director        November 10, 1995
   Ray L. Robbins


                              SIGNATURES





  Pursuant to the requirements of the Securities Exchange Act of

1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 COMMUNITY INVESTMENT PARTNERS, L.P.

        By:  CIP Management, L.P., Managing General Partner
        By:  CIP Management, inc., Its Managing General Partner





                          President, Treasurer
   _______________________  and Director
   Daniel A. Burkhardt                          November 10, 1995





                          Vice-President
   _______________________  and Director        November 10, 1995
   Ray L. Robbins