Form 10-K
period 1995-12-31
COMMUNITY INVESTMENT PARTNERS LP
filed 1996-03-28
CIK 856670

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ___________________

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
Commission file number 33-11459


                COMMUNITY INVESTMENT PARTNERS, L.P.
___________________________________________________________________
(Exact name of registrant as specified in its charter)


             MISSOURI                      43-1531582
___________________________________________________________________
 (State or other jurisdiction of         (IRS Employer
  incorporation or organization)         Identification No.)

    201 Progress Parkway
    Maryland Heights, Missouri                 63043
___________________________________________________________________
(Address and principal executive office)    (Zip Code)

Registrant's telephone number, including area code (314) 851-2000
                                         ________________________

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             YES  X      NO
                                                ____        ____

  As of March 15, 1996, 70,715 units of limited partnership interest (Units), totaling $2,346,324 were held by non-affiliates. There is no established public market for such Units.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated March 12, 1990, filed with the Securities and Exchange Commission and portions of the Proxy Statement of the Registrant dated March 12, 1991 and filed with the Securities and Exchange commission are incorporated by reference in Part I, Part II and Part III hereof.

                      COMMUNITY INVESTMENT PARTNERS, L.P.

                               TABLE OF CONTENTS

PART I                                                 Page

  Item 1. Business...................................     4

  Item 2. Properties.................................     6

  Item 3. Legal Proceedings..........................     6

  Item 4. Submission of Matters to a Vote of
            Security Holders.........................     6

PART II

  Item 5. Market for the Registrant's Common Equity and Related
           Stockholder Matters.......................     7

  Item 6. Selected Financial Data....................     7

  Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......     9

  Item 8. Financial Statements and Supplementary Data... 12

  Item 9. Change in and Disagreements with Accountants
           on Accounting and Financial Disclosure....... 27

PART III

  Item 10.Directors and Executive Officers
            of the Registrant...........................  28

  Item 11.Executive Compensation.......................   29

  Item 12.Security Ownership of Certain Beneficial
          Owners and Management........................   29

  Item 13. Certain Relationships and Related

Transactions...........................................   30

PART IV

  Item 14.Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.........................   31

SIGNATURES..............................................   32

INDEX TO EXHIBITS.......................................   33

                              PART I

Item 1.  BUSINESS

     Community Investment Partners, L.P. (the ``Partnership'') was formed to seek long-term capital appreciation by making investments in companies and other special investment situations. The Partnership will not engage in any other business or activity. The Partnership will dissolve on December 31, 2005, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods.

     The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended. As a business development company, the Partnership is required to invest at least 70% of its assets in qualifying investments as specified in the Investment Company Act.

     The Partnership was formed on October 10, 1989, under the Revised Uniform Limited Partnership Act of Missouri. CIP Management, L.P., the Managing General Partner is a Missouri limited partnership formed on October 10, 1989. The general partner of CIP Management, L.P., is CIP Management, Inc., an indirect subsidiary of Edward D. Jones & Co.

     The Partnership participated in a public offering of its limited partnership interests in 1990. The Partnership sold 91,820 Units of limited partnership interest for an aggregate price of $2,295,500. After offering expenses of approximately $122,000, the Partnership received approximately $2,173,500 in proceeds available for investment.

     The Partnership is no longer making initial portfolio investments, but may continue to make follow-on investments. For information regarding the Partnership's current portfolio investments, see Item 7 of this Form 10-K.

     The information set forth under the captions ``Investment Objectives & Policies''and ``Regulation'' in the Prospectus of the Partnership dated March 12, 1990, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 are incorporated herein by reference.

Risks of Unit Ownership

     The purchase and ownership of Units involve a number of significant risks and other important factors. The portfolio company investments of the Partnership involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investments in companies with little operating history, companies operating at a loss or with substantial variations in operating results from period to period, companies with the need for substantial additional capital to support expansion or achieve or maintain a competitive position, companies which may be highly leveraged, companies which may be less diversified and companies in which the Partnership may be the sole or primary lender. The Partnership intends to invest in only a few companies. Therefore, a loss or other problem with a single investment would have a material adverse effect on the Partnership.

     Risks may arise due to the period of time (typically four to seven years or longer) which will elapse before portfolio company investments have reached a state of maturity that disposition can be considered.

     Portfolio companies may require additional funds and there can be no assurance that the Partnership will have sufficient funds from reserves or borrowing to make such follow-on investments which may have a substantial negative impact on a portfolio company in need of additional funds.

     All decisions with respect to the management of the Partnership, including identifying and making portfolio investments, are made exclusively by the General Partners. Limited Partners must rely on the abilities of the General Partners and while the key personnel of the Managing General Partner have considerable prior experience in investment banking and in structuring investments, they do not have prior experience in the operation of a business development company such as the Partnership.

     Ownership of the Units also entails risk because Limited Partners may not be able to liquidate their investment in the event of an emergency or for any other reason due to the substantial restrictions on transfers contained in the Partnership Agreement and the lack of a market for the resale of Units.

     The information set forth under the captions ``Risk and Other Important Factors''(including the subsections ``Risks of Investment'', ``Size of Partnership'', ``Ability to Invest Funds", `` Time Required to Maturity of Investments; Illiquidity of Investments,''``Need for Follow-on Investments'', ``Use of Leverage'', ``Unspecified Investment'', ``Reliance on Management'', `` New Business'', ``No Market for Units'' and ``Federal Income Tax Considerations") on pages 9 through 145 of the Prospectus of Partnership dated March 12, 1990 filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 on March 12, 1990, is incorporated herein by this reference. (This information has been restated herein pursuant to section 64(b) of the Investment Company Act of 1940).

     Partners should refer to the Partnership Agreement for more detailed information.

Employees

     The Partnership has no employees. The Managing General Partner, subject to the supervision of the Individual General Partners, manages the Partnership's portfolio company investments and, pursuant to a Management Agreement with the Partnership, performs or arranges for affiliates to perform, the management and administrative services for the Partnership and is responsible for managing the Partnership's money-market investments. The Managing General Partner receives no fee under the Management Agreement but is reimbursed by the Partnership for certain expenses.

Item 2.  PROPERTIES

           The Partnership has no physical properties appropriate for description herein.

Item 3.  LEGAL PROCEEDINGS

           The Partnership is not a party to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted during the period covered by this report to a vote of security holders.

                                   PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          There is no established public trading market for the Limited Partnership interests. As of March 15, 1996, the approximate number of holder of Units is 104 and the number of Units outstanding is 87,820. The number of outstanding units for the general partnership interest was 20,000 as of March 15, 1996.

          A cash distribution of $5 per unit was made to its Partners during the year ended December 31, 1995. On July 2, 1993, CIP repurchased 4,000 units from a limited partner at a per unit price of $26.25, or a total of $105,000.

          The information set forth under the captions ``Partnership Distributions and Allocations'' and ``Transferability of Units'' in the Prospectus of the Partnership dated March 12, 1990, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

 BALANCE SHEET:
                                  As of
                              December 31,

                1995         1994         1993        1992        1991
              ________     ________     ________    ________    ________

 Net Assets $3,577,659    $3,221,998   $3,235,105  $4,270,686  $2,837,233

 Portfolio
 Investments 3,217,156     3,075,566    3,051,309   4,025,971   1,609,113

 INCOME STATEMENT:

                            For the Years Ended
                               December 31,

                1995         1994         1993        1992        1991
              ________     ________     ________    ________    ________

Net Income (Loss)
 before
 Unrealized
 Gains
 (Losses):    $575,891   $(110,514)    $ 374,346    $  67,174   $ 518,571

 Unrealized
 Gains (Losses)318,870      97,407      (765,827)   1,925,379           -

  Net Income
   (Loss)      894,761     (13,107)     (391,481)   1,992,553     518,571

Per Unit of
Partnership Interest:

 Net Asset Value 33.18       29.88        30.00         38.19       25.37

  Net Income (Loss)
  before Unrealized
  Gains (Losses)  5.34       (1.02)        3.47           .60        4.64

  Unrealized
  Gains (Losses)  2.96         .90        (7.10)         17.22          -

  Net Income
  (Loss)          8.30        (.12)       (3.63)         17.82       4.64

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                      (FISCAL YEAR 1995 VERSUS 1994)

       Net income for the year ended December 31, 1995 was $894,761 compared to a net loss of $13,107 for 1994.  The increase in net income is attributable to an increase in realized gains of

$667,872, an increase in unrealized gains of $221,463 and a

reduction in expenses. The increase in realized gains is due to significant gains recognized during 1995 as the Partnership sold shares in PDT, Inc., Intermedia Communications of Florida, Saztec

International and Citation Computer Systems, Inc., which resulted in realized gains (losses) of $330,156, $207,826, ($14,801) and

$71,500 compared to 1994, in which the Partnership realized a gain relating to a reserve refund in the amount of $21,809 from Detroit

Tool Group, L.P. and a $95,000 loss associated with Guidance

Technologies.  The increase in unrealized gains is largely

attributable to increases for Intermedia Communications of Florida and Micro Partners, L.P. of $258,020 and $203,766, respectively,

partially offset by declines in Saztec International and Citation

Computer Systems of $42,653 and $207,725, respectively.  Overall,

expenses declined $16,770 due to a decrease in amortization of deferred organization costs.

                     (FISCAL YEAR 1994 VERSUS 1993)

     Net loss for the year ended December 31, 1994, was $13,107,

compared to a net loss of $391,481 for 1993.  Net loss excluding unrealized gains and losses on investments was $110,514 for the year, compared to a net income of $374,346 for 1993.  The

difference relates to a decrease in interest income of $21,158.

Community Service Radio, which generated $18,000 in interest income, was sold in December 1993. In addition, professional fees increased $5,986 in 1994.

     Income was derived primarily from interest income on portfolio investments and certificates of deposit.  Expenses were primarily for legal and professional fees, amortization of deferred

organizational costs, trustee and director's fees.  An unrealized gain of $97,407 was recorded during 1994 compared to an unrealized loss of $765,827 during 1993.

     In 1994, CIP received a $21,809 contingency reserve refund from Detroit Tool Group, L.P., an investment which the Partnership sold in 1992, which was recorded as a realized gain.  This

represents the last distribution from Detroit Tool Group, L.P.

     Guidance Technologies stock was declared worthless in 1994.

For 1994, a realized loss was recorded in the amount of $95,000.

An unrealized loss of $765,827 was recorded for 1993.

FINANCIAL CONDITION

     At December 31, 1995, CIP held $2,348,697 in publicly traded investments.  Investments totaling $868,459 were recorded at historical cost.

     CIP owns 108,400 shares of Saztec International, Inc.  As of

December 31, 1995, the market value of the shares is $4,871.

Saztec provides services for database construction and information conversion.

     CIP owns 70,000 shares of common stock in Intermedia

Communications.  As of December 31, 1995, the market value of the shares is $1,225,000.  Intermedia was organized to install and provide private, dedicated telecommunication lines using fiber optic cable.

     CIP holds a limited partnership interest, in Micro Partners,

L.P., valued at $566,245.  Micro Partners was formed to acquire an interest in Microtek Medical, Inc., a manufacturer of disposable medical products.

     CIP owns 77,480 shares of common stock in Citation Computers.

As of December 31, 1995, the value of the shares is $435,825.

Citation is a provider of clinical laboratory information.

     CIP currently owns approximately 2,323 shares of common stock of PDT, Inc.  As of December 31, 1995, the value of the stock is

$116,756.  PDT develops, manufactures and markets the drug devices used in Photodynamic Therapy.

     CIP owns 5,769 shares of 6% Class A cumulative convertible preferred stock and 5,625 shares of Class B convertible preferred stock in Innovation Medical Technologies, Inc.  CIP also has invested in two term notes, bearing interest at 5%, valued at

$53,500.  Innovation manufactures highly specialized medical instrument for rust in ophthalmic surgery.

     CIP has invested $574,965 in limited partnership interests in

Vision Partners, L.P.  Vision Partners owns stock in Family Vision

Center, Inc., which operates leased optical departments in host stores.

SUBSEQUENT EVENTS

     Subsequent to December 31, 1995, CIP sold 50,000 shares of

Citation Computer Systems and 25,000 shares of Intermedia

Communications of Florida, in various sales, which resulted in gains amounting to  of $358,750 and $355,250, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Total capital for the Partnership as of December 31, 1995 was

$3,577,659.  This consisted of $2,921,886 in Limited Partner capital and $655,773 in General Partner capital.

     Net income of $894,761 for 1995 was allocated to the Limited

Partners in the amount of $728,788 and $165,973 to the General

Partners.  The Partnership intends to invest its cash balances in

U.S. Government securities, investment grade state and municipal bonds, certificates of deposit at banks with at least $25 million in assets, or money market securities sold by a bank, such money market securities having investments in investment grade

securities.

     At December 31, 1995, $350,000 has been invested in bank

certificates of deposit.

Item 8.INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY
       FINANCIAL DATA


                                                     Page No.

  Report of Independent Accountants................      13

  Balance Sheet as of December 31, 1995 and 1994...      14

  Schedule of Portfolio Investments as of
    December 31, 1995 and 1994.....................      15

  Income Statement for the Years Ended
    December 31, 1995, 1994 and 1993...............      19

  Statement of Changes in Partnership Capital for the
    Years Ended December 31, 1995, 1994 and 1993 ..      20

  Statement of Cash Flows for the Years Ended
     December 31, 1995, 1994 and 1993 .............      21

  Notes to Financial Statements....................      22

All financial statement schedules are omitted because they are not required, inapplicable or the information is included in the financial statements or notes thereto.

































page>
REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Community Investment Partners, L.P.

In our opinion, the accompanying balance sheets, including the schedules of portfolio investments, and the related statements of income, of changes in partnership capital and of cash flows present fairly, in all material respects, the financial position of Community Investment Partners, L.P. (the ``Partnership'') at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of portfolio investments owned as of December 31, 1995 and 1994. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 3, the financial statements include investments, valued at $868,459 (24 percent of net assets), whose values have been determined by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at an estimate of value and have inspected underlying documentation, and in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material to the financial statements.

PRICE WATERHOUSE LLP

St. Louis, Missouri
March 13, 1996

                   COMMUNITY INVESTMENT PARTNERS, L.P.

                             BALANCE SHEET

                                 ASSETS

                                          December 31,
                                      1995            1994
                                   __________      __________

Investments at fair market value
  (cost $1,641,327 and $1,818,607,
    respectively)               $   3,217,156  $   3,075,566
Cash and Cash Equivalents             395,499        143,314
Accrued Interest Receivable             8,022          4,160
Deferred Organizational Costs, net          -          4,058
                                  ___________    ___________

     TOTAL ASSETS               $   3,620,677   $  3,227,098
                                   ==========      =========

                  LIABILITIES AND PARTNERSHIP CAPITAL

                                          December 31,
                                      1995            1994
                                   __________      __________


Liabilities

Accrued Expenses               $       12,100 $        5,100
Accounts Payable                       30,918              -
                                   __________     __________

     TOTAL LIABILITIES         $       43,018          5,100
                                   __________     __________

Partnership Capital

Capital - Limited Partners          2,921,886      2,632,198

Capital - General Partners            655,773        589,800
                                   __________     __________

     TOTAL PARTNERSHIP CAPITAL      3,577,659      3,221,998
                                   __________     __________

TOTAL LIABILITIES AND
  PARTNERSHIP CAPITAL            $  3,620,677   $  3,227,098
                                    =========      =========

               The accompanying notes are an integral
                 part of these financial statements.

                 COMMUNITY INVESTMENT PARTNERS, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS


Company                                             Fair Market
Initial Investment Nature of Business                    Value
Date               Investment                Cost    Dec. 31, 1995
___________________________________________________________________
Saztec International,
  Inc.            Provides services for database
(Sazz)            construction and information
                  conversion

 June 7, 1990     108,400 shares
                  Common Stock         $  78,324       $  4,871

Intermedia
Communications of
Florida           Organized to install and provide
(ICIX)            private, dedicated telecommunication
                  lines using fiber optic cable

 May 31, 1991     70,000 shares
                  Common Stock          196,000       1,225,000

Innovation Medical
Technologies, Inc.Manufactures highly specialized
                  medical instruments for use in
                  ophthalmic surgery

 July 26, 1991    5,769 shares of 6% Class A
                  Cumulative Convertible
                  Preferred Stock       149,994         149,994
 March 11, 1992   5,625 shares of
                  Class B Convertible
                  Preferred Stock        90,000          90,000
 September 30,
  1992            5% Term Notes, due
                  December 31, 1995      36,000          36,000

 May 26, 1994     5% Term Notes, due
                  December 31, 1997      17,500          17,500
Micro Partners,
L.P.              Formed to acquire an
(Microtek-Mtmi)   interest in Microtek Medical,
                  Inc. a manufacturer of
                  disposable medical products
 September 30,
  1991            Limited Partnership
                  Interests             300,000         566,245

Citation ComputersProvider of clinical
(Cita)            laboratory information

 October 31, 1991 77,480 shares of Common
                  Stock                 189,250         435,825

                The accompanying notes are an integral
                 part of these financial statements.

                                                    Fair Market
Company           Nature of Business                   Value
Initial Investment Investment              Cost    Dec. 31, 1995
Date
___________________________________________________________________
PDT, Inc.         Develops, manufactures
(Pdti)            and markets the drugs
                  devices use in Photodynamic
                  Therapy

 May 28, 1992     2,323.50 shares of Common
                  Stock                   9,294         116,756

Vision Partners, L.P.    Owns stock in Family
                  Vision Center, Inc., which
                  operates leased optical
                  departments in host stores.

 October 19, 1992 Limited Partnership
                  Interests             450,000         450,000
 December 1, 1993 Limited Partnership
                  Interests             124,965         124,965
                                      _________        _________

                                     $1,641,327      $3,217,156
                                       ========         ========

               The accompanying notes are an integral
                 part of these financial statements.

                  COMMUNITY INVESTMENT PARTNERS, L.P.
                   SCHEDULE OF PORTFOLIO INVESTMENTS

                                                    Fair Market
Company           Nature of Business                   Value
Initial Investment Investment           Cost        Dec. 31, 1994
Date
___________________________________________________________________
Saztec International,
Inc.              Provides services for database
(Sazz)            construction and information
                  conversion

 June 7, 1990     138,400 shares
                  Common Stock        $ 100,000      $   69,200

Intermedia
Communications of
Florida           Organized to install and provide
(ICIX)            private, dedicated telecommunication
                  lines using fiber optic cable

 May 31, 1991     86,143 shares Common
                  Stock                 241,200       1,012,180

Innovation Medical
Technologies, Inc.Manufactures highly specialized
                  medical instruments for use in
                  ophthalmic surgery

 July 26, 1991    5,769 shares of 6%
                  Class A Cumulative
                  Convertible Preferred
                  Stock                 149,994         149,994
 March 11, 1992   5,625 shares of Class B
                  Convertible Preferred
                  Stock                  90,000          90,000
 September 30,
  1992            5% Term Notes, due
                  December 31, 1995      36,000          36,000
 May 26, 1994     5% Term Notes, due
                  December 31, 1997      17,500          17,500

Micro Partners,
L.P.              Formed to acquire an
(Microtek-Mtmi)   interest in Microtek Medical,
                  Inc. a manufacturer of
                  disposable medical products
 September 30,
  1991            Limited Partnership
                  Interests             300,000         362,479

Citation ComputersProvider of clinical
(Cita)            laboratory information

 October 31, 1991 102,480 shares of Common
                  Stock                 250,250         704,550

                 The accompanying notes are an integral
                   part of these financial statements.

                                                    Fair Market
Company           Nature of Business                   Value
Initial Investment Investment              Cost     Dec. 31, 1994
Date
____________________________________________________________________
PDT, Inc.         Develops, manufactures
(Pdti)            and markets the drugs
                  devices use in Photodynamic
                  Therapy

 May 28, 1992     9,058 shares of Common
                  Stock                  54,348          54,348
 September 26,
  1994            725 shares of Common
                  Stock                   4,350           4,350

Vision Partners,
L.P.              Owns stock in Family
                  Vision Center, Inc., which
                  operates leased optical
                  departments in host stores.

 October 19, 1992 Limited Partnership
                  Interests             450,000         450,000
 December 1, 1993 Limited Partnership
                  Interests             124,965         124,965
                                      _________       _________

                                     $1,818,607      $3,075,566
                                       ========        ========

                The accompanying notes are an integral
                  part of these financial statements.

                   COMMUNITY INVESTMENT PARTNERS, L.P.

                           INCOME STATEMENT

                                     For the Year Ended
                                        December 31,
                                   1995     1994       1993
                                 _______  ________   ________

                               INCOME

Interest Income                 $  5,338  $  3,725  $ 24,883
Earnings from Investments          2,944     2,794     4,889
Net Realized Gains (Losses) on
  Sale of Investments            594,681   (73,191)  381,958
                                ________ _________ _________
     TOTAL INCOME                602,963   (66,672)  411,730
                                ________ _________ _________

                              EXPENSES
Amortization of Deferred
  Organizational Costs          $  4,058  $ 24,348  $ 24,350
Independent General Partner's Fees     -     1,000         -
Professional Fees                 20,979    17,683    11,697
Other                              2,035       811     1,337
                                ________ _________ _________
     TOTAL EXPENSES               27,072    43,842    37,384
                                ________ _________ _________
Net Income (Loss) before
Unrealized Gains (Losses)      $ 575,891  (110,514)  374,346
Net Unrealized Gains (Losses)
on Investments                   318,870    97,407  (765,827)
                                ________ _________ _________
     NET INCOME (LOSS)          $894,761 $ (13,107)$(391,481)
                                 =======  ========  ========

               The accompanying notes are an integral
                 part of these financial statements.

                   COMMUNITY INVESTMENT PARTNERS, L.P.

                STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                              FOR THE YEARS ENDED DECEMBER 31,
                                    1995, 1994 and 1993
                         _________________________________________

                               LIMITED     GENERAL
                              PARTNERS    PARTNERS     TOTALS
                            __________  __________  __________


Balance, December 31, 1992 $ 3,505,836   $ 764,850  $ 4,270,686


Capital liquidation          (105,000)           -     (105,000)

Distribution                 (439,100)    (100,000)    (539,100)

Net loss                     (318,863)     (72,618)    (391,481)
                           __________   __________    _________

Balance, December 31, 1993 $ 2,642,873   $ 592,232  $ 3,235,105

Net loss                      (10,675)      (2,432)     (13,107)
                           __________   __________   __________

Balance, December 31, 1994 $ 2,632,198   $ 589,800  $ 3,221,998

Distribution                  (439,100)   (100,000)    (539,100)

Net income                     728,788     165,973      894,761
                            __________   __________   __________

Balance, December 31, 1995 $ 2,921,886 $    655,773 $ 3,577,659
                             =========    =========   =========

                 The accompanying notes are an integral
                    part of these financial statements.

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                          STATEMENT OF CASH FLOWS

                               For the Year Ended December 31,
                                   1995      1994     1993
                                ________  ________  ________

CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES:
  Net Income (Loss)            $ 894,761 $ (13,107)$ (391,481)
  Adjustments to reconcile
  Net Income (Loss)
   to Net Cash provided by (used in) Operating Activities:
  Amortization of Deferred
   Organization Costs              4,058    24,348    24,350
  Purchase of Portfolio
    Investments                        -   (21,850) (124,965)
  Sale of Portfolio Investments  771,961    21,809   715,758
  Unrealized (Gains) Losses on
   Portfolio Investments        (318,870)  (97,407)  765,827
  Net Realized (Gains) Losses on
   Sale of Portfolio
    Investments                 (594,681)   73,191  (381,958)
  Increase in Other Assets        (3,862)   (2,138)   (2,022)
  Increase in Accrued Expenses     7,000       864     1,736
  Increase in Accounts Payable    30,918
  Decrease in Payable to
   Affiliates                          -         -   (25,000)
                                ________  ________  ________
Total Cash Provided (Used) by
  Operating Activities           791,285   (14,290)  582,245
                                ________  ________  ________

CASH FLOWS USED BY FINANCING ACTIVITIES:
  Capital Distributions         (539,100)        -  (539,100)
  Capital Liquidation                  -         -  (105,000)
                                ________  ________  ________

Total Cash Used by Financing
  Activities                    (539,100)        -  (644,100)
                                ________  ________  ________
Net Increase (Decrease) in Cash and
  Cash Equivalents               252,185   (14,290)  (61,855)
CASH AND CASH EQUIVALENTS,
  Beginning of year              143,314   157,604   219,459
                                ________  ________  ________
     End of year               $ 395,499 $ 143,314 $ 157,604
                                 =======   =======  =======
                 The accompanying notes are an integral
                   part of these financial statements.

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                        NOTES TO FINANCIAL STATEMENTS

                              DECEMBER 31, 1995

1.  GENERAL

    Partnership Organization

    Community Investment Partners, L.P. (the ``Partnership'') was formed on October 10, 1989, under the Revised Uniform Limited Partnership Act of Missouri. CIP Management, L.P., the Managing general partner is a Missouri limited partnership formed on October 10, 1989. The general partner of CIP Management, L.P. is CIP Management, Inc., and indirect subsidiary of Edward D. Jones & Co., L.P.

    Business

    The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended. As a business development company, the Partnership is required to invest at least 70% of its assets in qualifying investments as specified in the Investment Company Act.

    The Partnership has sought and will continue to seek long-term capital appreciation by making investments in companies and other special investment situations. The Partnership is not permitted to engage in any other business or activity. The Partnership will dissolve on December 31, 2005, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods.

    As of December 31, 1992, the Partnership is no longer making initial portfolio investments, but may continue to make follow-on investments.

    Risk of Ownership

    The purchase and ownership of Units involve a number of significant risks and other important factors. The portfolio company investments of the Partnership involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investments in companies with little operating history, companies operating at a loss or with substantial variations in operating results from period to period, companies with the need for substantial additional capital to support expansion or achieve or maintain a competitive position, companies which may be highly leveraged, companies which may be less diversified and companies in which the Partnership may be the sole or primary lender. The Partnership intends to invest in only a few companies, therefore, a loss or other problem with a single investment would have a material adverse effect on the Partnership.

2.  ALLOCATION OF PARTNERSHIP PROFITS AND LOSSES

    The Partnership Agreement generally provides for the allocation of profits and losses pro rata based on the Partners' capital contributions. Partners should refer to the Partnership
    Agreement for more detailed information.

3.  SUMMARY OF ACCOUNTING POLICIES

    Cash and Cash Equivalents

    All short-term investments with original maturities of three months or less are considered to be cash equivalents.

    Investment Transactions

    All portfolio investments are carried at cost until significant developments affecting an investment provide a basis for revaluation. Thereafter, portfolio investments are carried at fair value as obtained from outside sources or at a value determined quarterly by the Managing General Partner under the supervision of the Independent General Partners. Due to the inherent uncertainty of valuation, those estimated values for portfolio investments carried at cost may differ significantly from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements. Investments in securities traded on a national securities exchange are valued at the latest reported sales price on the last business day of the period. If no sale has taken place, the securities are valued at the last bid price. If no bid price has been reported, or if no exchange quotation is available, the securities are valued at the quotation obtained from an outside broker. Investment transactions are recorded on a trade date basis. Income is recorded on an accrual basis.

    Organizational Costs

    Organizational costs were amortized over a sixty-month period and were fully amortized in 1995.

    Income Taxes

    Income taxes have not been provided for as the Partnership is a limited partnership and each partner is liable for its own tax payments. Allocation of Partnership profits and losses for tax purposes is based upon taxable income which may differ from net income for financial reporting primarily due to differences between book and tax accounting for portfolio investments.

4.  PER UNIT INFORMATION

    There is no market for the Limited Partnership interests. As of December 31, 1995, 1994 and 1993, the approximate number of holders of Units was 104 and the number of Units outstanding was 87,820. General Partnership interests at December 31, 1995, 1994 and 1993 totaling $655,773, $589,800 and $592,232, respectively, which is the equivalent of 20,000 Units, were also outstanding. The net asset value and net income per unit at December 31, 1995 were 33.18 and 8.30, respectively. The net asset value and net loss per unit at December 31, 1994 were $29.88 and .12, respectively. The net asset value and net loss per unit at December 31, 1993 were $30.00 and $3.63, respectively.

5.  RELATED PARTY TRANSACTIONS

    The Partnership is furnished certain non-reimbursed management and accounting services by affiliates, whose value is not reflected in the accompanying financial statements.

    The Partnership may place its General Partners on Boards of Directors of portfolio companies.

    The Managing General Partner and the Independent General Partners of the Partnership are also the managing general partner and independent general partners, respectively, of Community Investment Partners II, L.P., a business development company.

6.  INVESTMENT TRANSACTIONS

    Following is a summary of portfolio investment transactions during the years ended December 31, 1995, 1994 and 1993, respectively.

    For the year ended December 31, 1995:

                                              Realized
    Investment           Cost     Proceeds   Gain (Loss)
    _________         __________ __________  __________

    Sales:
    PDT, Inc.        $    2,934  $   7,276    $   4,342
    PDT, Inc.            27,882    218,409      190,527
    PDT, Inc.            18,588    153,875      135,287
    Saztec International,
      Inc.               21,676      6,875      (14,801)
    Intermedia Communications
     of Florida          45,200    253,026      207,826
    Citation Computers   61,000    132,500       71,500
                     __________ __________   __________

    Total Sales
      and Redemptions$  177,280  $ 771,961    $ 594,681
                       ========   ========     ========

    For the year ended December 31, 1994:

                                              Realized
    Investment           Cost     Proceeds   Gain (Loss)
    _________         __________ __________  __________

    Purchases:
    PDT, Inc.        $    4,350  $       -   $        -
    Innovation Medical
      Technologies, Inc. 17,500          -            -
                     __________ ___________   __________

      Total Purchases$   21,850  $       -   $        -
                     ==========  =========    =========
    Sales:
    Midland Detroit Tool.
    L.P.             $        -  $  21,809   $   21,809

    Worthless Securities:
    Guidance
    Technologies     $   95,000  $       -   $  (95,000)
                     __________ __________   __________

    Total Sales
      and Redemptions$    95,000 $  21,809   $  (73,191)
                      =========  =========    =========

    For the year ended December 31, 1993

                                              Realized
    Investment           Cost     Proceeds   Gain (Loss)
    _________         __________ __________  __________

    Purchases:
    Vision Partners,
      L.P.          $   124,965  $       -   $        -
                      =========   =========   =========

    Sales:
    Community Service
      Radio Inc.    $   150,000  $ 160,313   $   10,313
    Driehaus Small Capital
      Growth Fund       125,000    145,778       20,778
    Intermedia Communications
      of Florida         58,800    327,524      268,724

    Escrow Distributions from
    Previous Sales:
    Midland Detroit Tool,
      L.P.                    -     10,715       10,715
    Orion Medical Services,
      Inc.                    -     71,428       71,428
                     __________ __________   __________

      Total Sales
        and Redemptions$ 333,800$  715,758   $  381,958
                      =========  =========    =========

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURES

      None

                                PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      There are two Independent General Partners and one Managing General Partner of the Partnership. These Independent General Partners and the Managing General Partner are responsible for the management and administration of the Partnership. The General Partners are ``interested persons'' of the Partnership as defined by the Investment Company Act, but the Partnership has obtained an exemptive order from the Securities and Exchange Commission permitting them to be considered disinterested persons. The Independent General Partners provide overall guidance and supervision with respect to the operations of the Partnership and perform the various duties imposed on the directors of a business development company by the Investment Company Act. In addition to general fiduciary duties, the Independent General Partners supervise the management and underwriting arrangement of the Partnership, the custody arrangement with respect to portfolio securities, the selection of accountants, fidelity bonding and transactions with affiliates.

Specific Information regarding the Independent General Partners:

      Tommy L. Gleason, Jr., 50, has been an Independent General Partner of the Partnership since February 1990. He is also an independent General Partner of Community Investment Partners II, L.P., a business development company. Mr. Gleason is the Chairman and Chief Executive Officer of Galaxy Systems Management, Inc., the general Partner of Galaxy Telecom, L.P., which is involved in management of small town cable television systems located in sixteen states and serving approximately 175,000 subscribers. Mr. Gleason owns 4,000 Units.

      E. Stanley Kroenke, 48, has served as an Independent General Partner of the Partnership since February, 1990. He is also an independent General Partner of Community Investment Partners II, L.P., a business development company. Mr. Kroenke leads a company that is a national investor, developer, and owner of commercial real estate. The company is a developer and owner of numerous shopping centers as well as apartment projects around the country. Mr. Kroenke is co-owner and vice chairman of the St. Louis Rams National Football League franchise. He also serves as a member of the board of directors of Wal-Mart Stores, Inc., Bentonville, Arkansas; Central Bancompany, Jefferson City, Missouri; Boone County National Bank, Columbia, Missouri; and the Strategic Development Board of the University of Missouri School of Business, Columbia, Missouri. He serves as a trustee of the College of the Ozarks in Point Lookout, Missouri, as well as chairman of their real estate committee. Mr. Kroenke owns 4,000 Units.

      CIP Management, L.P. (the ``Managing General Partner'') is the Managing General Partner of Community Investment Partners, L.P. The Managing General Partner is also managing general partner of Community Investment Partners, II, L.P., a business development company. The General Partners of the Managing General Partner are CIP Management, Inc., a Missouri corporation and a wholly-owned subsidiary of Edward D. Jones & Co., L.P., and Daniel A. Burkhardt.

The Directors and Officers of CIP Management's, Inc. are as follows:

      Daniel A. Burkhardt, 48, President, Treasurer and Director of CIP Management, Inc. since October, 1989 and general partner of CIP Management, L.P. since February 1990. He is a general partner of The Jones Financial Companies, A Limited Partnership, the parent company of Edward D. Jones & Co., where he has specialized in investment banking and structuring investments since 1980. He is also a director of Essex County Gas Company, Galaxy Cablevision Management, Inc., St. Joseph Light & Power Co., Southeastern Michigan Gas Enterprises and Mid-America Realty Investment, Inc. Mr. Burkhardt is the beneficial owner of 2,105 Units.

      Ray A. Robbins, Jr., 51, Vice President and Director of CIP Management, Inc. since October 1989. He is a general partner of The Jones Financial Companies, A Limited Partnership, the parent company of Edward D. Jones & Co., where he has specialized in securities analysis since 1984, and where he was responsible for municipal bond transactions from 1975 to 1983. Mr. Robbins is a beneficial owner of 2,000 Units.

      Marilyn A. Gaffney, 37, Secretary of CIP Management, Inc. since October, 1989. She is a Limited Partner of The Jones Financial Companies, A Limited Partnership, the parent company of Edward D. Jones & Co., where she has been an administrative assistant in investment banking since 1980. Ms. Gaffney is the beneficial owner of 200 Units.

Item 11.  EXECUTIVE COMPENSATION

      The information set forth under the caption ``Partnership
Distributions and Allocations''in the Prospectus of the Partnership dated March 12, 1990 filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities
Act of 1933 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      The information concerning the security ownership of the General Partner, Independent General Partners and the Officers and Directors of CIP Management, Inc., described in Items 1 and 10, is herein incorporated by reference.

      As of March 15, 1996, the following parties are known by the Partnership to be the beneficial owners of more than 5% of the Units.

                            Amount of
                           Beneficial        % of Limited
      Name             Ownership of Units  Partnership Capital
      _____             ________________   _______________

      InterCoast Energy      10,000             11.39%
      EDJ Venture Ltd.       19,800             18.36%

      The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Certain relationships and related transactions, described in
Item 10, are herein incorporated by reference.

                               PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

  a.  The following documents are filed as part of this report:

      1.  Financial Statements:

             See Index to Financial Statements and Supplementary
          Data continued in Item 8 of this Form 10-K.

      2.  Financial Statement Schedules:

             All schedules are omitted because they are not required, inapplicable, or the information is included in the balance sheet or notes thereto.

      3.  Exhibits:

          (3) Amended and Restated Certificate and Agreement of Limited Partnership dated as of March 29, 1990.
          (4)  Form of Unit Certificate. *
          (10) Management Agreement dated March 28, 1990 between
               the Partnership and CIP Management, L.P. **
          (28) Prospectus of the Partnership dated March 12, 1990
               filed with the Securities and Exchange Commission in connection with Registration Statement No. 33-31649 on Form N-2 under the Securities Act of 1933. ***

          * Incorporated by reference to Exhibit A of the Prospectus of the Partnership dated March 12, 1990 filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933.

          ** Incorporated by reference to the Partnership's Proxy
              Statement filed with the Securities Exchange
              Commission on March 11, 1991.

          ***Incorporated by reference to the Partnership's
              Registration Statement No. 33-31649 on Form N-2 under the Securities Act of 1933.

  b.  No reports on Form 8-K were filed during the quarter ended
          December 31, 1995.

  c.  Exhibits filed as part of this report are included in Item
          (14) (a)(3) above.

  d. Financial Statement Schedules required by Regulations S-X are included as described in Part II Item 8 above.

                             SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1996.


                              Community Investment Partners, L.P.
                              By:  CIP Management, L.P., its
                                 Managing General Partner

                                 By:  CIP Management, Inc., its
                                    Managing General Partner



                                 /s/  Daniel A. Burkhardt, President
                              ___________________________________
                                 By:  Daniel A. Burkhardt, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Daniel A. Burkhardt
______________________________     General Partner of CIP Management
  Daniel A. Burkhardt              L.P., President, Treasurer and
                                   Director of CIP Management, Inc.



/s/Ray L. Robbins
______________________________     Vice President and Director of CIP
  Ray L. Robbins                   Management, Inc.



/s/Tommy L. Gleason, Jr.
______________________________     Individual General Partner,
  Tommy L. Gleason, Jr.            Community Investment Partners, L.P.



/s/Stanley Kroenke
______________________________     Individual General Partner,
  Stanley Kroenke                  Community Investment Partners, L.P.

                           INDEX TO EXHIBITS


Exhibit
Number             Description of Exhibit              Page

(3)              Amended and Restated Certificate and
                 Agreement of Limited Partnership dated
                 as of March 29, 1990                   *

(4)              Form of Unit Certificate               *

(10)             Management Agreement dated March 28, 1990
                 between the Partnership and CIP Management,
                 L.P.                                   *

(28) Prospectus of the Partnership dated March 12, 1990 filed with the Securities and Exchange Commission in connection with Registration Statement No. 33-31649 on Form N-2 under the
                 Securities Act of 1933.                *

______________________
*Incorporated by reference

                             SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1995.

                              Community Investment Partners, L.P.
                              By:  CIP Management, L.P., its
                                 Managing General Partner

                                 By:  CIP Management, Inc., its
                                    Managing General Partner





                              ___________________________________
                                 By:  Daniel A. Burkhardt, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



______________________________     General Partner of CIP Management
  Daniel A. Burkhardt              L.P., President, Treasurer and
                                   Director of CIP Management, Inc.



______________________________     Vice President and Director of CIP
  Ray L. Robbins                   Management, Inc.



______________________________     Individual General Partner,
  Tommy L. Gleason, Jr.            Community Investment Partners, L.P.



______________________________     Individual General Partner,
  Stanley Kroenke                  Community Investment Partners, L.P.