Form 10-Q
period 1996-03-31
COMMUNITY INVESTMENT PARTNERS LP
filed 1996-05-13
CIK 856670

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                            ______________________

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996
                                 ______________
Commission file number   0-18042
                         _______

                  COMMUNITY INVESTMENT PARTNERS, L.P.
_______________________________________________________________________
        (Exact name of registrant as specified in its charter)

      MISSOURI                                     43-1531582
_______________________________________________________________________
      (State or other jurisdiction of             (IRS Employer
      incorporation or organization)              Identification No.)

      12555 Manchester Road
      St. Louis, Missouri                          63131
_______________________________________________________________________
      (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (314) 515-2000
                                                  __________________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90
days.   (1)
                YES      X      NO          (2)   YES        NO    X
                        ____         ____             ____        ____

                      COMMUNITY INVESTMENT PARTNERS, L.P.

                                  INDEX

                                                              Page
                                                            Number
Part I.FINANCIAL INFORMATION

Item 1.Financial Statements

      Balance Sheet ...........................................3
      Schedule of Portfolio Investments .......................4
      Income Statement ........................................6
      Statement of Cash Flows .................................7
      Statement of Changes in Partnership Capital .............8
      Notes to Financial Statements ...........................9

Item 2.Management's Discussion and Analysis of Financial
      Condition and Results of Operations .....................10

Part II.OTHER INFORMATION  *

Item 1.Legal Proceedings.......................................11
Item 6.Exhibits and Reports on Form 8-K........................11

      Signatures ..............................................12

*     Items 2,3,4 and 5 are omitted as they are not applicable

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                             BALANCE SHEET

                              (Unaudited)

                                       March 31,    December 31,
                                           1996           1995

                                 ASSETS

Cash and cash equivalents             $    735,610   $    395,499
Investments (at fair market value, cost
  $1,449,327 and $1,641,327 respectively)3,352,699      3,217,156
Accrued interest receivable                  6,538          8,022
                                      _____________  _____________

  Total Assets                        $  4,094,847   $  3,620,677
                                       ===========   =============

                  LIABILITIES AND PARTNERSHIP CAPITAL

Accounts payable & accrued expenses    $    12,100   $     43,018
                                      _____________  _____________

  Total Liabilities                         12,100         43,018
                                      _____________  _____________

Partnership Capital:

  Capital - Limited Partners             3,333,282      2,921,886
  Capital - General Partners               749,465        655,773
                                      _____________  _____________

  Total Partnership Capital              4,082,747      3,577,659
                                      _____________  _____________

Total Liabilities and Partnership
  Capital                             $  4,094,847   $  3,620,677
                                      =============  =============

The accompanying notes are an integral part of these financial statements.

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                      SCHEDULE OF PORTFOLIO INVESTMENTS

Company                                              March 31, 1996
Initial Investment     Nature of Business               Fair Market
Date                   Investment               Cost         Value

Saztec International, Inc.Provides services for database
(Sazz)                 construction and
                       information conversion

June 7, 1990           108,400 shares Common
                       Stock                  $ 78,324       $16,943
Intermedia
Communications of
Florida                Organized to install and
(ICIX)                 provide private, dedicated
                       telecommunication lines
                       using fiber optic cable

May 31, 1991           45,000 shares Common
                       Stock                   126,000       826,875

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

Micro Partners, L.P.   Formed to acquire an
(Microtek-Mtmi)        interest in Microtek Medical,
                       Inc. a manufacturer of
                       disposable medical products

September 30, 1991     Limited Partnership
                       Interests               300,000     1,122,050

Citation Computers     Provider of clinical
(Cita)                 laboratory information

October 31, 1991       27,480 shares of
                       Common Stock             67,250       381,285

                  COMMUNITY INVESTMENT PARTNERS, L.P.

                   SCHEDULE OF PORTFOLIO INVESTMENTS


Company                                              March 31, 1996
Initial Investment     Nature of Business               Fair Market
Date                   Investment               Cost         Value

PDT, Inc.              Develops, manufactures
                       and markets the drugs
                       devices use in Photodynamic
                       Therapy.

May 28, 1992           2,323.50 shares of Common
                       Stock                      9,294       137,087

Vision Partners, L.P.  Owns stock in Family
                       Vision Center, Inc., which
                       operates leased optical
                       departments in host stores.

October 19, 1992       Limited Partnership
                       Interests                450,000       450,000
December 1, 1993       Limited Partnership
                       Interest                 124,965       124,965
                                               _________    _________
                                             $1,449,327    $3,352,699
                                               =========    =========

                   COMMUNITY INVESTMENT PARTNERS, L.P.

                           INCOME STATEMENT

                              (Unaudited)

                                      Three Months   Three Months
                                             Ended          Ended
                                         March 31,      March 31,
                                              1996           1995

                                 INCOME

Interest income                        $     2,646   $      1,120
Gain on sale of investments                714,000              -
                                      _____________  _____________

  Total Income                             716,646          1,120

                                EXPENSES

Amortization of deferred organizational costs    -          4,058
Professional fees                                -          7,000
Trustee fees                                     -            202
Miscellaneous expenses                           -            250
                                      _____________  _____________

  Total Expenses                                 -         11,510
                                      _____________  _____________

Net income (loss) before unrealized gains  716,646   $    (10,390)

Unrealized gain (loss) on investments      327,543       (175,829)
                                      _____________  _____________

  Net  Income (Loss)                   $ 1,044,189   $   (186,219)
                                       ===========   =============
Per Unit Information:
  Net income (loss)                    $      9.22   $      (1.73)
                                       ===========   =============

  Net asset value (as of March 31, 1996 and
  December 31, 1995)                   $     37.87   $      33.18
                                       ===========   =============

Units Outstanding:
  Limited Partners                          87,820         87,820
  General Partners                          20,000         20,000

The accompanying notes are an integral part of these financial statements.

                      COMMUNITY INVESTMENT PARTNERS, L.P.

                            STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                          Three Months Ended March 31,
                                             1996         1995

CASH FLOWS PROVIDED (USED) BY OPERATING
ACTIVITIES:
  Net income (loss)                   $   1,044,189  $    (186,219)
  Adjustments to reconcile net income to net
  cash provided by operating activities -
  Amortization of deferred organization costs      -         4,058
  Sale of portfolio investments             906,000              -
  Net realized gain on sale of portfolio
  investments                              (714,000)             -
  Unrealized (gain) loss on investments    (327,543)       175,829
  Distribution to unitholders              (539,100)             -
  Decrease in accrued interest
  receivable                                  1,483            297
  Decrease in accounts payable              (30,918)             -
                                      _____________  _____________

  Total cash provided (used) by
  operating activities                      340,111         (6,035)
                                      _____________  _____________

  Net increase (decrease) in cash           340,111         (6,035)

CASH AND EQUIVALENTS, beginning of year     395,499        143,314
                                      _____________  _____________

CASH AND EQUIVALENTS, end of year     $     735,610  $     137,279
                                       ============   =============

The accompanying notes are an integral part of these financial statements.

                    COMMUNITY INVESTMENT PARTNERS, L.P.

                STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                                 (Unaudited)

                              Three Months Ended March 31, 1995 and 1996

                           Limited Partners  GeneralPartners    Totals

Balance December 31, 1994     $2,632,198      $  589,800   $   3,221,998

Net loss                        (151,677)        (34,542)       (186,219)
                              ____________   ____________    ____________

Balance March 31, 1995        $2,480,521      $  555,258   $   3,035,779


Balance December 31, 1995     $2,921,886      $  655,773   $   3,577,659

Net income                       850,496         193,693       1,044,189

Distribution                    (439,100)       (100,000)       (539,100)
                              ____________   ____________    ____________

Balance March 31, 1996        $3,333,282      $  749,465   $   4,082,747
                              ==========     ============    ============

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

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                     MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

  Net income for the three months ended March 31, 1996, was

$1,044,189 compared to a net loss of $186,219 for the same period ended 1995.  Net income is primarily attributable to realized gains of

$714,000 and unrealized gains of $327,543. The Partnership sold shares of Citation Computer Systems, Inc. and Intermedia Communications of

Florida, which resulted in realized gains of $358,750 and $355,250,

respectively.  There were no expenses during the three months ended

March 31, 1996.

  Cash flows for the three months ended March 31, 1995, resulted from operating activities, primarily from the investment sales and decreased accrued interest receivable.  Cash was used to decrease accounts payable and accrued expenses and make distributions to unitholders.

FINANCIAL CONDITION

  At March 31, 1996, CIP held $2,484,240 in publicly traded

investments.  Investments totaling $868,459 were recorded at historical cost.

  CIP owns 108,400 shares of Saztec International, Inc.  As of March

31, 1996, the market value of the shares if $16,943.  Saztec provides services for database construction and information conversion.

  CIP owns 45,000 shares of common stock in Intermedia

Communications.  As of March 31, 1996, the market value of the shares is $826,875.  Intermedia was organized to install and provide private,

dedicated telecommunication lines using fiber optic cable.

  CIP holds a limited partnership interest, in Micro Partners, L.P.,

valued at $1,122,050.  Micro Partners was formed to acquire an interest in Microtek Medical, Inc., a manufacturer of disposable medical products.

  CIP owns 27,480 shares of common stock in Citation Computers.  As of March 31, 1996, the value of the shares is $381,285.  Citation is a provider of clinical laboratory information.

  CIP currently owns approximately 2,323 shares of common stock of

PDT, Inc.  As of March 31, 1996, the value of the stock is $137,087.

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

LIQUIDITY AND CAPITAL RESOURCES

  The partnership's total capital of $4,082,747 as of March 31, 1996,

consisted of $3,333,282 in limited partner capital and $749,465 in general partner capital.  Net income for the quarter was allocated to the limited partners in the amount of $850,496 and to the general partners in the amount of $193,693.  During the first quarter, a

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

SUBSEQUENT EVENTS

  Subsequent to March 31, 1996, Microtek was sold, pending approval by the shareholders and review by the SEC.  CIP advanced $256,412,

representing its pro-rata share of the debt reduction necessary to dissolve the existing partnership.  At the close of the sale, CIP will receive 88,221 shares of Microtek, currently valued at $16.50 per share, or $1,455,647.  These shares will be exchanged, at a ratio to be determined, for shares of the purchasing company.  The transaction is expected to be completed during the second quarter of 1996.

  CIP sold 8,000 shares of Citation Computer Systems and 8,000 shares of Intermedia Communications of Florida, in various sales, which resulted in gains of $119,855 and $177,100, respectively.

                COMMUNITY INVESTMENT PARTNERS, L.P.

Item 1:  Legal Proceedings

  The partnership is not a party to any material pending legal proceedings.

  Item 6:  Exhibits and Reports on Form 8-K

  (a) Exhibits

  None

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended March 31, 1996.

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

             COMMUNITY INVESTMENT PARTNERS, L.P.

             By:  CIP Management, L.P., Managing General Partner
             By:  CIP Management, Inc., Its Managing General Partner

/s/Daniel A. Burkhardt    President, Treasurer
   _______________________  and Director
   Daniel A. Burkhardt                                    May 10, 1996


/s/Ray L. Robbins         Vice-President
   _______________________  and Director                  May 10, 1996
   Ray L. Robbins

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


                COMMUNITY INVESTMENT PARTNERS, L.P.

             By:  CIP Management, L.P., Managing General Partner
             By:  CIP Management, inc., Its Managing General Partner


                          President, Treasurer
   _______________________  and Director
   Daniel A. Burkhardt                                    May 10, 1996

                          Vice-President
   _______________________  and Director                  May 10, 1996
   Ray L. Robbins