Form 10-Q
period 1996-06-30
COMMUNITY INVESTMENT PARTNERS LP
filed 1996-08-07
CIK 856670

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                            ______________________

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996
                                 _____________
Commission file number   0-18042
                         _______

                     COMMUNITY INVESTMENT PARTNERS, L.P.
______________________________________________________________________
         (Exact name of registrant as specified in its charter)


MISSOURI                                           43-1531582
______________________________________________________________________
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)

12555 Manchester Road
St. Louis, Missouri                                63131
______________________________________________________________________
(Address of principal executive offices)          (Zip Code)

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

Item 2.Management's Discussion and Analysis of Financial
       Condition and Results of Operations ....................10

Part II.OTHER INFORMATION  *

Item 1.Legal Proceedings.......................................11
Item 6.Exhibits and Reports on Form 8-K........................11

      Signatures ..............................................12

*     Items 3,4 and 5 are omitted as they are not applicable

                  COMMUNITY INVESTMENT PARTNERS, L.P.

                           BALANCE SHEET

                            (Unaudited)

                                        June 30,    December 31,
                                           1996           1995
                              ASSETS

Cash and cash equivalents             $  1,150,255   $   395,499
Investments (at fair market value, cost
  $1,637,070 and $1,641,327 respectively)4,264,339     3,217,156
Accrued interest receivable                    638         8,022
                                      _____________  _____________

  Total Assets                        $  5,415,232   $ 3,620,677
                                       ===========   =============

                LIABILITIES AND PARTNERSHIP CAPITAL

Accounts payable & accrued expenses    $         -   $    43,018
                                      _____________  _____________

  Total Liabilities                              -        43,018
                                      _____________  _____________
Partnership Capital:
  Capital - Limited Partners             4,418,599     2,921,886
  Capital - General Partners               996,633       655,773
                                      _____________  _____________

  Total Partnership Capital              5,415,232     3,577,659
                                      _____________  _____________
Total Liabilities and Partnership
 Capital                              $  5,415,232   $ 3,620,677
                                       ===========   =============

The accompanying notes are an integral part of these financial statements.

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                      SCHEDULE OF PORTFOLIO INVESTMENTS

                                                        June 30, 1996
Company                    Nature of Business             Fair Market
Initial Investment Date    Investment           Cost         Value

Saztec International, Inc. Provides services for
(SAZZ)                     database construction and
                           information conversion

June 7, 1990              108,400 shares of
                          Common Stock          $78,324     $30,488

Intermedia
Communications, Inc.      Organized to install and
(ICIX)                    provide private, dedicated
                          telecommunication lines
                          using fiber optic cable

May 31, 1991              28,000 shares of
                          Common Stock           78,400   1,451,250

Innovation Medical
Technologies, Inc.        Manufactures highly
                          specialized medical
                          instruments for use
                          in ophthalmic surgery

July 26, 1991             5,769 shares of 6% Class A
                          Cumulative Convertible
                          Preferred Stock       149,994    149,994
March 11, 1992            5,625 shares of Class B
                          Convertible Preferred
                          Stock                  90,000     90,000
September 30, 1992        5% Term Notes, due
                          December 31, 1997.     40,763     40,763
May 26, 1994              5% Term Notes, due
                          December 31, 1997.     18,508     18,508

Microtek                  Manufactures disposable
(MTMI)                    medical products

September 30, 1991        88,221 shares of
                          Common Stock          556,412  1,323,315

Citation Computers        Provider of clinical
(CITA)                    laboratory information

October 31, 1991          16,480 shares of
                          Common Stock           40,410    508,380

                      COMMUNITY INVESTMENT PARTNERS, L.P.

                       SCHEDULE OF PORTFOLIO INVESTMENTS

                                                         June 30, 1996
Company                   Nature of Business               Fair Market
Initial Investment Date   Investment              Cost        Value

PDT, Inc.              Develops, manufactures
(PDTI)                 and markets the drugs
                       devices use in Photodynamic
                       Therapy.

May 28, 1992           2,323.50 shares of
                       Common Stock                9,294     76,676

Vision Partners, L.P.  Owns stock in Family
                       Vision Center, Inc., which
                       operates leased optical
                       departments in host stores.

October 19, 1992       Limited Partnership
                       Interests                450,000    450,000
December 1, 1993       Limited Partnership
                       Interest                 124,965    124,965
                                               _________ __________
                                             $1,637,070 $4,264,339
                                              ========== ==========

                  COMMUNITY INVESTMENT PARTNERS, L.P.

                          INCOME STATEMENT

                            (Unaudited)

                               Three Months Ended    Six Months Ended
                               June 30,  June 30,     June  30,June 30,
                               1996       1995          1996     1995

                                  INCOME

Interest income            $  5,412    $  1,521       $8,059    $2,641
Realized gain on
 sale of investments        604,185       4,342    1,318,185     4,342
                           _________  _________    _________  _________
 Total Income               609,597       5,863    1,326,244     6,983
                           _________  _________    _________  _________

                                 EXPENSES
Amortization of deferred
 organizational costs             -           -            -     4,058
Professional fees                 -           -            -     7,000
Legal fees                      174           -          174         -
Trustee fees                    587         229          587       431
Other                           250           -          250       250
                           _________  _________  ___________  __________
 Total Expenses               1,011         229        1,011    11,739
                           _________  _________  ___________  __________

Net income (loss) before
 unrealized gains (losses)  608,586       5,634    1,325,233    (4,756)
Net unrealized gain (loss)
 on sale of investments     773,897     112,468    1,051,440   (63,361)
                           _________  _________  ___________  _________
Net income (loss)         $1,382,483   $118,102   $2,376,673  $(68,117)
                           =========  =========  ===========  ==========

Per unit of Partnership interest:
 Net income (loss)        $    12.82   $   1.10   $    22.04 $    (.63)
                           =========  =========   =========== ==========
 Net asset value
 (6/96 and 12/95)                                 $    50.23 $   33.18
                                                  ===========  =========
Units Outstanding:
 Limited Partners                                     87,820    87,820
 General Partners                                     20,000    20,000

The accompanying notes are an integral part of these financial statements.

                    COMMUNITY INVESTMENT PARTNERS, L.P.

                          STATEMENT OF CASH FLOWS

                               (Unaudited)

                                         Six Months Ended June 30,
                                           1996           1995

CASH FLOWS PROVIDED (USED) BY OPERATING
ACTIVITIES:

  Net income (loss)                     $2,376,673     $(68,117)
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Amortization of deferred organization
   costs                                         -        4,058
  Sale of portfolio investment           1,328,213        7,276
  Realized gain on portfolio investments(1,318,185)      (4,342)
  Unrealized (gain) loss on portfolio
   investments                          (1,051,440)      63,361
  Interest rollover into investment         (5,771)           -
  Decrease in accrued interest receivable    7,384          297
  Decrease in accrued expenses             (43,018)      (5,100)
                                      _____________  _____________
  Net cash provided (used) by
  operating activities                   1,293,856       (2,567)
                                      _____________  _____________

CASH FLOWS USED BY FINANCING ACTIVITIES:
  Distribution to unitholders             (539,100)            -
                                      _____________  _____________

Net cash used by financing activities     (539,100)            -
                                      _____________  _____________

  Net increase (decrease) in cash and
  cash equivalents                         754,756       (2,567)

CASH AND EQUIVALENTS, beginning of year    395,499      143,314
                                      _____________  _____________

CASH AND EQUIVALENTS, end of year      $ 1,150,255   $  140,747
                                       ===========   =============

The accompanying notes are an integral part of these financial statements.

                  COMMUNITY INVESTMENT PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                               (Unaudited)


                             Three Months Ended June 30, 1995 and 1996

                                Limited       General
                                Partners      Partners         Totals

Balance December 31, 1994     $2,632,198    $  589,800       $3,221,998

Net loss                         (55,482)      (12,635)         (68,117)
                              ____________  ____________    ____________

Balance June 30, 1995         $2,576,716    $  577,165       $3,153,881

Balance, December 31, 1995    $2,921,886    $  655,773       $3,577,659

Net income                     1,935,813       440,860        2,376,673

Distribution                    (439,100)     (100,000)        (539,100)
                              ____________  ____________    ____________

Balance, June 30, 1996        $4,418,599    $  996,633       $5,415,232

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

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                     MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

  Net income for the three months ended June 30, 1996 and 1995 was

$1,382,483 and $118,102, respectively.  Net income is attributable to realized gains of $604,185 and unrealized gains of $773,897.

  Net income for the six months ended June 30, 1996, was $2,376,673 compared to a net loss of $68,117 for the same period ended 1995.  Net income is primarily attributable to realized gains of $1,318,185 and unrealized gains of $1,051,440. The Partnership sold shares of

Citation Computer Systems, Inc. and Intermedia Communications of

Florida, which resulted in realized gains of $530,535 and $787,650,

respectively.

CASH FLOWS

  Cash flows for the six months ended June 30, 1996, resulted from operating and financing activities, primarily from the investment sales and decreased accrued interest receivable.  Cash was used to decrease accounts payable and accrued expenses and make distributions to unitholders.

FINANCIAL CONDITION

  At June 30, 1996, CIP held $3,390,109 in publicly traded

investments.  Investments totaling $874,230 were recorded at historical cost.

  CIP owns 108,400 shares of Saztec International, Inc.  As of June

30, 1996, the market value of the shares is $30,488.  Saztec provides services for database construction and information conversion.

  CIP owns 28,000 shares of common stock in Intermedia

Communications.  As of June 30, 1996, the market value of the shares is $1,451,250.  Intermedia was organized to install and provide private, dedicated telecommunication lines using fiber optic cable.

  CIP holds 88,221 shares of common stock in Microtek Medical, Inc.

As of June 30, 1996, the value of the shares is $1,323,315.  Microtek

Medical, Inc., is a manufacturer of disposable medical products.

  CIP owns 16,480 shares of common stock in Citation Computers.  As of June 30, 1996, the value of the shares is $508,380.  Citation is a provider of clinical laboratory information.

  CIP currently owns approximately 2,323 shares of common stock of

PDT, Inc.  As of June 30, 1996, the value of the stock is $76,676.

PDT develops, manufactures and markets the drug devices used in

Photodynamic Therapy.

  CIP owns 5,769 shares of 6% Class A cumulative convertible preferred stock and 5,625 shares of Class B convertible preferred stock in Innovation Medical Technologies, Inc.  The value of the stock is $149,994 and $90,000, respectively.  CIP also holds two term notes,

bearing interest at 5%, valued at $59,271.  Innovation manufactures highly specialized medical instrument for rust in ophthalmic surgery.

  CIP has invested $574,965 in limited partnership interests in

Vision Partners, L.P.  Vision Partners owns stock in Family Vision

Center, Inc., which operates leased optical departments in host stores.

LIQUIDITY AND CAPITAL RESOURCES

  The partnership's total capital of $5,415,232 as of June 30, 1996,

consisted of $4,418,599 in limited partner capital and $996,633 in general partner capital.  Net income for the quarter was allocated to the limited partners in the amount of $1,935,813 and to the general partners in the amount of $440,860.  During the first quarter, a

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

SUBSEQUENT EVENTS

  Subsequent to June 30, 1996, a $1,078,200 distribution was made to unitholders.

                        COMMUNITY INVESTMENT PARTNERS, L.P.

Item 1:  Legal Proceedings

  The partnership is not a party to any material pending legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

  (a) Exhibits

  None

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended June 30, 1996.

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

                  COMMUNITY INVESTMENT PARTNERS, L.P.

             By:  CIP Management, L.P., Managing General Partner
             By:  CIP Management, Inc., Its Managing General Partner

/s/Daniel A. Burkhardt    President, Treasurer
   _______________________   and Director
   Daniel A. Burkhardt                                  August 7, 1996

/s/Ray L. Robbins         Vice-President
   _______________________   and Director               August 7, 1996
   Ray L. Robbins

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


                   COMMUNITY INVESTMENT PARTNERS, L.P.

             By:  CIP Management, L.P., Managing General Partner
             By:  CIP Management, Inc., Its Managing General Partner


                          President, Treasurer
   _______________________   and Director
   Daniel A. Burkhardt                              August 7, 1996

                          Vice-President
   _______________________   and Director           August 7, 1996
   Ray L. Robbins