Form 10-Q
period 1996-09-30
COMMUNITY INVESTMENT PARTNERS LP
filed 1996-11-07
CIK 856670

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                         ______________________

                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996

Commission file number   0-18042

                 COMMUNITY INVESTMENT PARTNERS, L.P.
______________________________________________________________________
(Exact name of registrant as specified in its charter)

      MISSOURI                                     43-1531582
______________________________________________________________________
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)

12555 Manchester Road
St. Louis, Missouri                                63131
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

Part II.OTHER INFORMATION  *

Item 1.Legal Proceedings.......................................11
Item 6.Exhibits and Reports on Form 8-K........................11

      Signatures ..............................................12

*     Items 3,4 and 5 are omitted as they are not applicable

                   COMMUNITY INVESTMENT PARTNERS, L.P.

                             BALANCE SHEET

                              (Unaudited)

                                   September 30,    December 31,
                                           1996           1995

                            ASSETS

Cash and cash equivalents             $    232,647   $  395,499
Investments (at fair market value, cost
  $1,572,087 and $1,641,327
  respectively)                          3,020,372    3,217,156
Accrued interest receivable                    638        8,022
                                      _____________  __________

  Total Assets                        $  3,253,657   $3,620,677
                                       ===========   ==========

              LIABILITIES AND PARTNERSHIP CAPITAL

Accounts payable & accrued expenses   $         -    $   43,018
                                      _____________  ___________

  Total Liabilities                              -       43,018
                                      _____________  ___________

Partnership Capital:
  Capital - Limited Partners             2,657,984    2,921,886
  Capital - General Partners               595,673      655,773
                                      _____________  __________
  Total Partnership Capital              3,253,657    3,577,659
                                      _____________  __________

Total Liabilities and Partnership
  Capital                             $  3,253,657   $3,620,677
                                       ===========   ==========
The accompanying notes are an integral part of these financial statements.

                   COMMUNITY INVESTMENT PARTNERS, L.P.

                    SCHEDULE OF PORTFOLIO INVESTMENTS

                                                     Sept. 30, 1996
Company                Nature of Business             Fair Market
Initial Investment Date Investment        Cost        Value

Saztec International,
Inc.                   Provides services for
(SAZZ)                 database construction and
                       information conversion

June 7, 1990           108,400 shares of
                       Common Stock        $ 78,324     $21,680

Intermedia
Communications, Inc.   Organized to install and
(ICIX)                 provide private, dedicated
                       telecommunication lines
                       using fiber optic cable

May 31, 1991           28,000 shares of
                       Common Stock          78,400     819,000

Innovation Medical
Technologies, Inc.     Manufactures highly
                       specialized medical instruments
                       for use in ophthalmic surgery

July 26, 1991          5,769 shares of 6% Class A
                       Cumulative Convertible
                       Preferred Stock       149,994     149,994
March 11, 1992         5,625 shares of Class B
                       Convertible Preferred
                       Stock                  90,000      90,000
September 30, 1992     5% Term Notes, due
                       December 31, 1997.     40,763      40,763
May 26, 1994           5% Term Notes, due
                       December 31, 1997.     18,508      18,508

Citation Computers     Provider of clinical
(CITA)                 laboratory information

October 31, 1991       16,480 shares of
                       Common Stock           40,410     220,420

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                      SCHEDULE OF PORTFOLIO INVESTMENTS

                                                     Sept. 30, 1996
Company                Nature of Business             Fair Market
Initial Investment Date  Investment        Cost       Value

PDT, Inc.              Develops, manufactures
(PDTI)                 and markets the drugs
                       devices use in Photodynamic
                       Therapy.

May 28, 1992           2,323.50 shares of
                       Common Stock        9,294          72,609

Vision Partners, L.P.  Owns stock in Family
                       Vision Center, Inc., which
                       operates leased optical
                       departments in host stores.

October 19, 1992       Limited Partnership
                       Interests         450,000         450,000
December 1, 1993       Limited Partnership
                       Interest          124,965         124,965

Isolyser Company, Inc. Makes healthcare disposables
                       from hot-water soluble polymer.

August 30, 1996        128,563 shares of
                       Common Stock      491,429       1,012,433
                                      __________       _________
                                      $1,572,087      $3,020,372
                                     ===========       =========

                       COMMUNITY INVESTMENT PARTNERS, L.P.

                               INCOME STATEMENT

                                  (Unaudited)

                               Three Months Ended  Nine Months Ended
                                 September 30,      September 30,
                                  1996    1995        1996    1995

                                   INCOME

Interest income               $  4,133  $ 1,482    $ 12,191   $4,123

Realized gain on
 sale of investments            92,268  369,611   1,410,453  373,953
                             _________ _________  _________ _________
 Total Income                   96,401  371,093   1,422,644  378,076
                             _________ _________  _________ _________

                                  EXPENSES
Amortization of deferred
 organizational costs             -         -         -        4,058
Professional fees                 -         -         -        7,000
Legal fees                        -         -       174        1,753
Trustee fees                    276       245       863          676
Other                           515       363       765          613
                           _________ _________ _________   _________
 Total Expenses                 791     2,361     1,802       14,100
                           _________ _________ _________   _________

Net income before unrealized
 (losses) gains              95,610   368,732 1,420,842      363,976
Unrealized (loss) gain on
  investments             (1,178,984) 311,982  (127,544)     248,621
                           _________ _________ _________   _________
Net income (loss)        $(1,083,374)$ 680,71$1,293,298     $612,597
                            ========   =======  =======    =========

Per unit of Partnership interest:
 Net income (loss)          $ (10.05)  $ 6.31  $  11.99     $   5.68
                            =======   =======   =======     ========
 Net asset value
 (9/96 and 12/95)                              $  36.15     $  33.18
                                                 =======     =======
Units Outstanding:
 Limited Partners                                             87,820
 General Partners                                             20,000

The accompanying notes are an integral part of these financial statements.

                  COMMUNITY INVESTMENT PARTNERS, L.P.

                        STATEMENT OF CASH FLOWS

                              (Unaudited)

                                      Nine Months Ended September 30,
                                           1996           1995

CASH FLOWS PROVIDED (USED) BY OPERATING
ACTIVITIES:

  Net income                           $ 1,293,298   $   612,597
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Amortization of deferred organization
  costs                                          -         4,058
  Sale of portfolio investment           1,485,464       484,255
  Realized gain on portfolio investments(1,410,453)     (372,621)
  Unrealized loss (gain) on portfolio
  investments                              127,544      (248,621)
  Interest rollover into investment         (5,771)            -
  Decrease in accrued interest receivable    7,384           297
  Decrease in accrued expenses             (43,018)       (5,100)
                                      _____________  _____________
  Net cash provided (used) by
  operating activities                   1,454,448       474,865
                                      _____________  _____________

CASH FLOWS USED BY FINANCING ACTIVITIES:
  Distribution to unitholders           (1,617,300)     (539,100)
                                      _____________  _____________

Net cash used by financing activities   (1,617,300)     (539,100)
                                      _____________  _____________

  Net decrease in cash and cash
  equivalents                             (162,852)      (64,235)

CASH AND EQUIVALENTS, beginning of year    395,499       143,314
                                      _____________  _____________

CASH AND EQUIVALENTS, end of year      $   232,647   $    79,079
                                       ===========   =============

The accompanying notes are an integral part of these financial statements.

                   COMMUNITY INVESTMENT PARTNERS, L.P.

              STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                              (Unaudited)

                        Nine Months Ended September 30, 1996 and 1995

                                Limited      General
                                Partners     Partners     Totals

Balance December 31, 1994     $2,632,198  $  589,800   $  3,221,998

Net income                       498,963     113,634        612,597

Capital Distribution            (439,100)   (100,000)      (539,100)
                              ________________________ ____________

Balance September 30, 1995    $2,692,061  $  603,434   $  3,295,495

Balance, December 31, 1995    $2,921,886  $  655,773   $  3,577,659

Net income                     1,053,398     239,900      1,293,298

Capital Distribution          (1,317,300)   (300,000)    (1,617,300)
                              ________________________ ____________

Balance, September 30, 1996   $2,657,984  $  595,673   $  3,253,657

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

                 COMMUNITY INVESTMENT PARTNERS, L.P.

                  MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

  Net loss for the three months ended September 30, 1996 was

$1,083,374, compared to net income of $680,714 for 1995. The loss is primarily attributable to realized gains of $92,268 and unrealized losses of $1,178,984.

  Net income for the nine months ended September 30, 1996, was

$1,293,298 compared to $612,597 for the same period ended 1995.  Net income is primarily attributable to realized gains of $1,410,453 and unrealized losses of $127,544. The Partnership sold shares of Citation

Computer Systems, Inc., and Intermedia Communications of Florida and

Isolyser Co., which resulted in realized gains of $530,535, $787,650 and $92,268, respectively.

CASH FLOWS

  Cash flows for the nine months ended September 30, 1996, resulted from operating and financing activities, primarily from the investment sales and receipt of accrued interest.  Cash was used to reduce accounts payable and accrued expenses and make distributions to unitholders.

FINANCIAL CONDITION

  At September 30, 1996, CIP held $2,146,142 in publicly traded investments.  Investments totaling $874,230 were recorded at historical cost.

  CIP owns 108,400 shares of Saztec International, Inc.  As of

September 30, 1996, the market value of the shares is $21,680.  Saztec provides services for database construction and information

conversion.

  CIP owns 28,000 shares of common stock in Intermedia

Communications. As of September 30, 1996, the market value of the shares is $819,000. Intermedia was organized to install and provide private, dedicated telecommunication lines using fiber optic cable.

  CIP owns 16,480 shares of common stock in Citation Computers.  As of September 30, 1996, the value of the shares is $220,420.  Citation is a provider of clinical laboratory information.

  CIP currently owns approximately 2,323 shares of common stock of

PDT, Inc.  As of September 30, 1996, the value of the stock is

$72,609.  PDT develops, manufactures and markets the drug devices used in Photodynamic Therapy.

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

  CIP owns 17,000 shares of Isolyser Company.  As of September 30,

1996, the value of the shares is $1,012,433.  Isolyser makes health-

care disposables from hot-water soluble polymer.

LIQUIDITY AND CAPITAL RESOURCES

  The partnership's total capital of $3,253,657 as of September 30,

1996, consisted of $2,657,984 in limited partner capital and $595,673 in general partner capital.  Net income was allocated to the limited partners in the amount of $1,053,398 and to the general partners in the amount of $239,900.  Distributions in the amount of $1,617,300 were made to unitholders.  Of this amount, $1,317,300 went to limited partners and $300,000 went to general partners.  The partnership intends to invest its cash balances in U.S. Government securities,

investment grade state and municipal bonds, certificates of deposit at banks with at least $25 million in assets, or investment grade money market securities sold by banks.

SUBSEQUENT EVENTS

  Subsequent to September 30, 1996, 3,000 shares of Intermedia

Communications, Inc. and 15,000 shares of Isolyser Company, Inc. were sold for gains of $91,913 and $59,798, respectively.

                COMMUNITY INVESTMENT PARTNERS, L.P.

Item 1:  Legal Proceedings

  The partnership is not a party to any material pending legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

  (a) Exhibits

  None

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended September

30, 1996.









































                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 COMMUNITY INVESTMENT PARTNERS, L.P.

             By:  CIP Management, L.P., Managing General Partner
             By:  CIP Management, Inc., Its Managing General Partner

/s/Daniel A. Burkhardt    President, Treasurer
   _______________________   and Director
   Daniel A. Burkhardt                           November 7, 1996


/s/Ray L. Robbins         Vice-President
   _______________________   and Director         November 7, 1996
   Ray L. Robbins

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

                COMMUNITY INVESTMENT PARTNERS, L.P.

             By:  CIP Management, L.P., Managing General Partner
             By:  CIP Management, Inc., Its Managing General Partner

                          President, Treasurer
   _______________________   and Director
   Daniel A. Burkhardt                           November 7, 1996

                          Vice-President
   _______________________   and Director         November 7, 1996
   Ray L. Robbins