Form 10-K
period 1996-12-31
COMMUNITY INVESTMENT PARTNERS LP
filed 1997-03-31
CIK 856670

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                         ___________________

                             FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

Registrant's telephone number, including area code (314) 515-2000

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

  As of March 15, 1997, 70,715 units of limited partnership interest (Units), totaling $1,582,602 were held by non-affiliates. There is no established public market for such Units.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated March 12, 1990, filed with the Securities and Exchange Commission and portions of the Proxy Statement of the Registrant dated March 12, 1991, and filed with the Securities and Exchange Commission are incorporated by reference in Part I, Part II and Part III hereof.

                   COMMUNITY INVESTMENT PARTNERS, L.P.

                           TABLE OF CONTENTS

PART I                                                 Page

  Item 1. Business................................        4

  Item 2. Properties..............................        5

  Item 3. Legal Proceedings.......................        5

  Item 4. Submission of Matters to a Vote
          of Security Holders.....................        5

PART II

  Item 5. Market for the Registrant's Common Equity
           and Related Stockholder Matters........        6

  Item 6. Selected Financial
           Data...................................        7

  Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........   8

  Item 8. Financial Statements and Supplementary Data..  10

  Item 9. Change in and Disagreements with Accountants
           on Accounting and Financial Disclosure......  25

PART III

  Item 10.Directors and Executive Officers
            of the Registrant........................... 26

  Item 11.Executive Compensation........................ 27

  Item 12.Security Ownership of Certain Beneficial
           Owners and Management........................ 27

  Item 13.Certain Relationships and Related
           Transactions................................. 28

PART IV

  Item 14.Exhibits, Financial Statement Schedules
            and Reports on Form 8-K..................... 29

SIGNATURES.............................................. 30

INDEX TO EXHIBITS....................................... 31

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

     The Partnership was formed on October 10, 1989, under the Revised Uniform Limited Partnership Act of Missouri. CIP Management, L.P., the Managing General Partner, is a Missouri limited partnership formed on October 10, 1989. The general partner of CIP Management, L.P., is CIP Management, Inc., an indirect subsidiary of Edward D. Jones & Co., L.P.

     The Partnership participated in a public offering of its limited partnership interests in 1990. The Partnership sold 91,820 Units of limited partnership interest for an aggregate price of $2,295,500. After offering expenses of approximately $122,000, the Partnership received approximately $2,173,500 in proceeds available for investment.

     The Partnership is no longer making initial portfolio investments, but may continue to make follow-on investments. For information regarding the Partnership's current portfolio investments, see Item 8 of this Form 10-K.

     The information set forth under the captions ``Investment Objectives & Policies'' and ``Regulation'' in the Prospectus of the Partnership dated March 12, 1990, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933, is incorporated herein by reference.

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

     Risks may arise due to the period of time (typically four to seven years or longer) which will elapse before portfolio company investments have reached a state of maturity such that disposition can be considered.

     Portfolio companies may require additional funds and there can be no assurance that the Partnership will have sufficient funds from reserves or borrowing to make such follow-on investments which may have a substantial negative impact on a portfolio company in need of additional funds.

     All decisions with respect to the management of the Partnership, including identifying and making portfolio investments, are made exclusively by the General Partners. Limited Partners must rely on the abilities of the General Partners, and, while the key personnel of the Managing General Partner have considerable prior experience in investment banking and in structuring investments, they do not have prior experience in the operation of a business development company such as the Partnership.

     Ownership of the Units also entails risk because Limited Partners may not be able to liquidate their investment in the event of an emergency or for any other reason due to the substantial restrictions on transfers contained in the Partnership Agreement and the lack of a market for the resale of Units.

     The information set forth under the captions ``Risk and Other Important Factors'' (including the subsections ``Risks of Investment,'' ``Size of Partnership,'' ``Ability to Invest Funds,'' `` Time Required to Maturity of Investments; Illiquidity of Investments,'' ''Need for Follow-on Investments,'' ``Use of Leverage,'' ``Unspecified Investment,'' ``Reliance on Management,'' `` New Business,'' ``No Market for Units'' and ``Federal Income Tax Considerations'') on pages 9 through 14 of the Prospectus of Partnership dated March 12, 1990, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 on March 12, 1990, is incorporated herein by this reference. (This information has been restated herein pursuant to section 64(b) of the Investment Company Act of 1940).

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

Item 2.  PROPERTIES

           The Partnership has no physical properties.

Item 3.  LEGAL PROCEEDINGS

           The Partnership is not a party to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted to a vote of security holders during the period covered by this report.

                           PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          There is no established public trading market for the Limited Partnership interests. As of March 15, 1997, the total number of holders of units is 105. The number of limited partnership units outstanding is 87,820. The number of general partnership units outstanding is 20,000 as of March 15, 1997.

          Cash distributions of $20 per unit were made to its Partners during the year ended December 31, 1996. On July 2, 1993, CIP repurchased 4,000 units from a limited partner at a per unit price of $26.25, or a total of $105,000.

          The information set forth under the captions ``Partnership Distributions and Allocations'' and ``Transferability of Units'' in the Prospectus of the Partnership dated March 12, 1990, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

 BALANCE SHEET:
                                  As of
                              December 31,

                  1996      1995      1994      1993      1992
              _________  _________  _________  _________  _________

 Net Assets  $2,413,382 $3,577,659 $3,221,998 $3,235,105 $4,270,686

 Portfolio
 Investments $2,341,691  3,217,156  3,075,566  3,051,309  4,025,971

 INCOME STATEMENT:
                            For the Year Ended
                               December 31,

                  1996      1995      1994      1993      1992
              _________  _________  _________  _________  _________

 Net Income (Loss)
 before Unrealized
 Gains
 (Losses):    $1,645,082  $575,891  $(110,514)   $374,346   $67,174

 Unrealized
  (Losses)
   Gains        (652,959)  318,870     97,407    (765,827) 1,925,379

 Net Income
  (Loss)         992,123   894,761    (13,107)   (391,481) 1,992,553

 Per Unit of
 Partnership Interest:

  Net Asset Value  22.38     33.18      29.88       30.00      38.19

  Net Income (Loss)
  before Unrealized
  Gains (Losses)   15.26      5.34      (1.02)       3.47        .60

  Unrealized
   (Losses) Gains  (6.06)     2.96        .90       (7.10)     17.22

  Net Income (Loss) 9.20      8.30       (.12)      (3.63)     17.82

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                        (FISCAL YEAR 1996 VERSUS 1995)

    Net income for the year ended December 31, 1996, was $992,123,

compared to net income of $894,761 in 1995, an increase of 11%.

The increase in net income is attributable to an increase in realized gains of $1,052,817 offset by increased unrealized losses of $971,829 and reduced expenses due to lower professional fees in the current year.

     Realized gains increased approximately $1.1 million compared to 1995 due to significant gains recognized during 1996.  The partnership sold shares in Citation Computer Systems, Intermedia

Communications of Florida, and Isolyser Company, Inc. resulting in realized gains of $530,535, $879,563 and $237,400, respectively.

     Also, during 1996, unrealized gains recognized in previous years were converted to realized gains when the partnership sold the three investments described above.

     The future income or loss of the Partnership is contingent upon the performance of the portfolio investments.

                     (FISCAL YEAR 1995 VERSUS 1994)

       Net income for the year ended December 31, 1995, was

$894,761, compared to a net loss of $13,107 for 1994.  The increase in net income is attributable to an increase in realized gains of

$667,872, an increase in unrealized gains of $221,463 and a

reduction in expenses. The increase in realized gains is due to significant gains recognized during 1995 as the Partnership sold shares in PDT, Inc., Intermedia Communications of Florida, Saztec

International and Citation Computer Systems, Inc., which resulted in realized gains (losses) of $330,156, $207,826, ($14,801) and

$71,500, respectively.  In 1994, the Partnership realized a gain relating to a reserve refund in the amount of $21,809 from Detroit

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

LIQUIDITY AND CAPITAL RESOURCES

     Total capital for the Partnership as of December 31, 1996, was

$2,413,382.  This consisted of $1,973,575 in Limited Partner capital and $439,807 in General Partner capital.

     Net income of $992,123 for 1996 was allocated in the amount of

$808,089 to the Limited Partners and in the amount of $184,034 to the General Partners.

     At December 31, 1996, the Partnership has $80,000 in cash and cash equivalents.

Item 8.INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY
       FINANCIAL DATA

                                                     Page

  Report of Independent Accountants.................    11

  Balance Sheet as of December 31, 1996 and 1995....    12

  Schedule of Portfolio Investments as of
    December 31, 1996 and 1995......................    13

  Income Statement for the Years Ended
    December 31, 1996, 1995 and 1994................    17

  Statement of Changes in Partnership Capital for the
    Years Ended December 31, 1996, 1995 and 1994 ....   18

  Statement of Cash Flows for the Years Ended
     December 31, 1996, 1995 and 1994 ...............   19

  Notes to Financial Statements......................   20

Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                 REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Community Investment Partners, L.P.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Community Investment Partners, L.P. (the ``Partnership'') at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of portfolio investments owned as of December 31, 1996 and 1995. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 3, the financial statements include investments, valued at $2,341,691 (97 percent of net assets), whose values have been determined by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at an estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material to the financial statements.

PRICE WATERHOUSE LLP

St. Louis, Missouri

February 21, 1997

                    COMMUNITY INVESTMENT PARTNERS, L.P.

                             BALANCE SHEET

                                ASSETS

                                          December 31,
                                      1996            1995
                                   __________      __________
Investments at Fair Market Value
  (cost $1,418,821 and $1,641,327,
    respectively)              $    2,341,691  $   3,217,156
Cash and Cash Equivalents              80,365        395,499
Accrued Interest Receivable             3,426          8,022
                                  ___________    ___________

     TOTAL ASSETS              $    2,425,482  $   3,620,677
                                  ===========    ===========

                  LIABILITIES AND PARTNERSHIP CAPITAL

                                          December 31,
                                       1996           1995
                                    __________     __________

Liabilities
Accrued Expenses               $       12,100  $      12,100
Accounts Payable                            -         30,918
                                   __________     __________

     TOTAL LIABILITIES                 12,100         43,018
                                   __________     __________

Partnership Capital
Capital - Limited Partners          1,973,575      2,921,886
Capital - General Partners            439,807        655,773
                                   __________     __________

     TOTAL PARTNERSHIP CAPITAL      2,413,382      3,577,659
                                   __________     __________
TOTAL LIABILITIES AND
  PARTNERSHIP CAPITAL           $   2,425,482   $  3,620,677
                                   ==========     ==========
                The accompanying notes are an integral
                  part of these financial statements.

                   COMMUNITY INVESTMENT PARTNERS, L.P.

                    SCHEDULE OF PORTFOLIO INVESTMENTS

Company                                            Fair Market
Initial            Nature of Business                   Value

Investment Date   Investment               Cost    Dec. 31, 1996

Saztec International,
Inc.              Provides services for database
(Sazz)            construction and information
                  conversion

 June 7, 1990     108,400 shares Common
                  Stock                    $78,324     $14,092

Intermedia         Organized to install and provide
Communications of  private, dedicated telecommunication
Florida            lines using fiber optic cable
(ICIX)

 May 31, 1991     25,000 shares Common
                   Stock                    70,000     643,750

Innovation Medical
Technologies, Inc.Manufactures highly specialized
                  medical instruments for use in
                  ophthalmic surgery

 July 26, 1991    5,769 shares of 6% Class A
                  Cumulative Convertible
                  Preferred Stock          149,994     149,994
 March 11, 1992   5,625 shares of Class B
                  Convertible Preferred
                  Stock                     90,000      90,000
 September 30, 1992 5% Term Notes, due
                  December 31, 1997         40,763      40,763
                  Warrants to purchase
                  14,440 shares of
                  Common Stock
 May 26, 1994     5% Term Notes, due
                  December 31, 1997         15,008      15,008
                  Warrants to purchase
                  2,800 shares of
                  Common Stock

Citation ComputersProvides clinical
(CITA)            laboratory information

 October 31, 1991 16,480 shares of Common
                  Stock                     40,410     107,120


                The accompanying notes are an integral
                  part of these financial statements.

                 COMMUNITY INVESTMENT PARTNERS, L.P.

                  SCHEDULE OF PORTFOLIO INVESTMENTS

Company                                            Fair Market
Initial            Nature of Business                   Value
Investment Date   Investment               Cost    Dec. 31, 1996

PDT, Inc.         Develops, manufactures
(PDTI)            and markets the drug
                  devices used in Photodynamic
                  Therapy

 May 28, 1992     2,323.50 shares of Common
                  Stock                   9,294        65,058

Vision Partners, L.P.Owns stock in Family
                  Vision Center, Inc., which
                  operates leased optical
                  departments in host stores

 October 19, 1992 Limited Partnership
                  Interests             450,000       450,000
 December 1, 1993 Limited Partnership
                  Interests             124,965       124,965

Isolyser Company, Inc.Makes healthcare disposables
                  from hot-water soluble
                  polymer

   August 30, 199691,563 shares of Common
                  Stock                 350,063       640,941
                                     __________      __________

                                     $1,418,821     $2,341,691
                                     ==========      ==========
               The accompanying notes are an integral
                part of these financial statements.

                  COMMUNITY INVESTMENT PARTNERS, L.P.

                  SCHEDULE OF PORTFOLIO INVESTMENTS

Company                                            Fair Market
Initial            Nature of Business                   Value
Investment Date    Investment               Cost    Dec. 31, 1995

Saztec International,
Inc.              Provides services for database
(Sazz)            construction and information
                  conversion

 June 7, 1990     108,400 shares Common
                  Stock                    $78,324      $4,871

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

Citation ComputersProvides clinical
(Cita)            laboratory information

 October 31, 1991 77,480 shares of Common
                  Stock                    189,250     435,825

                The accompanying notes are an integral
                  part of these financial statements.

                 COMMUNITY INVESTMENT PARTNERS, L.P.

                  SCHEDULE OF PORTFOLIO INVESTMENTS

Company                                             Fair Market
Initial            Nature of Business                   Value
Investment Date   Investment               Cost    Dec. 31, 1995

PDT, Inc.         Develops, manufactures
(Pdti)            and markets the drug
                  devices used in Photodynamic
                  Therapy

May 28, 1992     2,323.50 shares of Common
                  Stock                   9,294        116,756

Vision Partners,
L.P.              Owns stock in Family
                  Vision Center, Inc., which
                  operates leased optical
                  departments in host stores

 October 19, 1992 Limited Partnership
                  Interests             450,000        450,000
 December 1, 1993 Limited Partnership
                  Interests             124,965        124,965
                                     __________      __________

                                     $1,641,327      $3,217,156
                                     ==========      ==========
                 The accompanying notes are an integral
                  part of these financial statements.

                   COMMUNITY INVESTMENT PARTNERS, L.P.

                            INCOME STATEMENT

                                     For the Year Ended
                                        December 31,
                                   1996     1995       1994
                                _________ _________ _________

                               INCOME

Interest Income               $   11,611 $   5,338  $  3,725
Earnings from Investments           (125)    2,944     2,794
Net Realized Gains (Losses) on
  Sale of Investments          1,647,498   594,681   (73,191)
                              ____________________ _________

     TOTAL INCOME (LOSS)       1,658,984   602,963   (66,672)
                              ____________________ _________

                               EXPENSES

Amortization of Deferred
  Organizational Costs        $        - $   4,058 $  24,348
Independent General Partners'
 Fees                                  -         -     1,000
Professional Fees                 12,274    20,979    17,683
Other                              1,628     2,035       811
                                ________ _________ _________

     TOTAL EXPENSES               13,902    27,072    43,842
                                ________ _________ _________
Net Income (Loss) before
Unrealized (Losses) Gains      1,645,082   575,891  (110,514)

Net Unrealized (Losses) Gains
on Investments                  (652,959)  318,870    97,407
                                ________ _________ _________

     NET INCOME (LOSS)        $  992,123  $894,761$  (13,107)
                                ======== =========  ========
                   The accompanying notes are an integral
                     part of these financial statements.

                    COMMUNITY INVESTMENT PARTNERS, L.P.

                STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                              FOR THE YEARS ENDED DECEMBER 31,
                                    1996, 1995 and 1994
                        ____________________________________________

                             LIMITED       GENERAL
                            PARTNERS      PARTNERS     TOTALS
                          __________   ___________  __________

Balance, December 31, 1993$ 2,642,873  $   592,232 $ 3,235,105

Net loss                      (10,675)      (2,432)    (13,107)
                          ___________  ___________ ___________

Balance, December 31, 1994$ 2,632,198  $   589,800 $ 3,221,998

Distribution                 (439,100)    (100,000)   (539,100)

Net income                    728,788      165,973     894,761
                          ___________  ___________ ___________

Balance, December 31, 1995$ 2,921,886  $   655,773 $ 3,577,659

Distribution               (1,756,400)    (400,000) (2,156,400)

Net income                    808,089      184,034     992,123
                          ___________  ___________ ___________

Balance, December 31, 1996 $1,973,575  $   439,807 $ 2,413,382
                          ===========  =========== ===========

                  The accompanying notes are an integral
                    part of these financial statements.

                   COMMUNITY INVESTMENT PARTNERS, L.P.

                         STATEMENT OF CASH FLOWS

                               For the Year Ended December 31,

                                   1996      1995     1994
                                ________  ________  ________

CASH FLOWS PROVIDED BY  (USED FOR) OPERATING ACTIVITIES:
  Net Income (Loss)            $ 992,123 $ 894,761 $ (13,107)
  Adjustments to reconcile
  Net Income (Loss)
   to Net Cash provided by (used for)
     Operating Activities:
  Amortization of Deferred Organization
    Costs                              -     4,058    24,348
  Purchase of Portfolio
    Investments                  (256,413)       -   (21,850)
  Sale of Portfolio Investments 2,132,188  771,961    21,809
  Unrealized Losses (Gains) on
   Portfolio Investments          652,959  (318,870)  (97,407)
  Net Realized (Gains) Losses on
   Sale of Portfolio
     Investments               (1,647,498) (594,681)   73,191
  Interest Rollover into
     Investment                    (5,771)       -         -
  Decrease (Increase) in Other
   Assets                           4,596    (3,862)  (2,138)
  Increase in Accrued Expenses         -     7,000       864
  (Decrease) Increase in Accounts
    Payable                      (30,918)   30,918
                               ______________________________
Total Cash Provided (Used) by
  Operating Activities         1,841,266   791,285   (14,290)
                               ______________________________

CASH FLOWS USED BY FINANCING ACTIVITIES:
  Capital Distributions       (2,156,400) (539,100)        -
                               ______________________________
Total Cash Used by Financing
 Activities                   (2,156,400) (539,100)        -
                               ______________________________
Net (Decrease) Increase in Cash and
  Cash Equivalents              (315,134)  252,185   (14,290)

CASH AND CASH EQUIVALENTS:
  Beginning of year              395,499   143,314   157,604
                               ______________________________

     End of year               $  80,365 $ 395,499 $ 143,314
                               ========= =========  =========
                The accompanying notes are an integral
                  part of these financial statements.

                COMMUNITY INVESTMENT PARTNERS, L.P.

                   NOTES TO FINANCIAL STATEMENTS
1.  GENERAL

    Partnership Organization

    Community Investment Partners, L.P. (the ``Partnership'') was formed on October 10, 1989, under the Revised Uniform Limited Partnership Act of Missouri. CIP Management, L.P., the Managing general partner, is a Missouri limited partnership formed on October 10, 1989. The general partner of CIP Management, L.P. is CIP Management, Inc., an indirect subsidiary of Edward D. Jones & Co., L.P.

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

    Risk of Ownership

    The purchase and ownership of Units involve a number of significant risks and other important factors. The portfolio company investments of the Partnership involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investments in companies with little operating history, companies operating at a loss or with substantial variations in operating results from period to period, companies with the need for substantial additional capital to support expansion or achieve or maintain a competitive position, companies which may be highly leveraged, companies which may be less diversified and companies in which the Partnership may be the sole or primary lender. The Partnership intends to invest in only a few companies; therefore, a loss or other problem with a single investment would have a material adverse effect on the Partnership.

2.  ALLOCATION OF PARTNERSHIP PROFITS AND LOSSES

    The Partnership Agreement generally provides for the allocation of profits and losses pro rata based on the Partners' capital contributions. Partners should refer to the Partnership
    Agreement for more detailed information.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

4.  PER UNIT INFORMATION

    There is no market for the Limited Partnership interests. Per Unit Information is as follows:

                                  For the Year Ended December 31,
                                   1996     1995       1994

Number of unit holders               105       105       105

Limited partnership units         87,820    87,820    87,820

General partnership units         20,000    20,000    20,000
                               _________ _________ _________

Total units outstanding          107,820   107,820   107,820
                               ========= ========= =========

Net asset value per unit         $ 22.38   $ 33.18   $ 29.88
                               ========= ========= =========

Net income (loss) per unit        $ 9.20    $ 8.30    $ (.12)
                               ========= ========= =========

5.  RELATED PARTY TRANSACTIONS

    The Partnership is furnished with certain non-reimbursed management and accounting services by affiliates, whose value is not reflected in the accompanying financial statements.

    The Partnership may place its General Partners on Boards of Directors of portfolio companies.

    The Managing General Partner and the Independent General Partners of the Partnership are also the managing general partner and independent general partners, respectively, of Community Investment Partners II, L.P., a business development company.

6.  INVESTMENT TRANSACTIONS

    Following is a summary of portfolio investment transactions during the years ended December 31, 1996, 1995 and 1994, respectively.

    For the year ended December 31, 1996

                                              Realized
    Investment           Cost     Proceeds   Gain (Loss)

    Purchases:
    Micro Partners,
    L.P.              $256,413   $     -       $    -

    Innovation Medical
      Technologies, Inc. 5,771
                     __________ __________   __________

                      $262,184    $     -       $    -
                     ========== ==========   ==========
    Sales:
    Intermedia
      Communications  $126,000  $1,005,563     $879,563
    Citation Computers 148,840     679,375      530,535
    Isolyser Company,
      Inc.             206,350     443,750      237,400
    Innovation Medical
      Technologies, Inc. 3,500       3,500            0
                     __________ __________   __________

      Total Sales     $484,690  $2,132,188   $1,647,498
                     ========== ==========   ==========

    As of December 31, 1995, the Partnership held a $300,000 limited partnership investment in Micro Partners, L.P. During 1996, an additional investment of $256,413 was made in Micro Partners, L.P. Subsequent to this investment, the Micro Partners, L.P. partnership was dissolved and the Partnership received 88,220 shares of common stock in Microtek. Then, Microtek merged with Isolyser Company and the Partnership received 145,563 shares of Isolyser Company stock.

For the year ended December 31, 1995:

                                              Realized
    Investment           Cost     Proceeds   Gain (Loss)

    Sales:
    PDT, Inc.           $ 2,934   $  7,276    $   4,342
    PDT, Inc.            27,882    218,409      190,527
    PDT, Inc.            18,588    153,875      135,287
    Saztec International,
     Inc.                21,676      6,875      (14,801)
    Intermedia Communications
     of Florida          45,200    253,026      207,826
    Citation Computers   61,000    132,500       71,500
                     __________ __________   __________

    Total Sales        $177,280   $771,961    $ 594,681
                     ========== ==========   ==========

    For the year ended December 31, 1994:

                                              Realized
    Investment           Cost     Proceeds   Gain (Loss)

    Purchases:
    PDT, Inc.          $  4,350   $      -    $       -
    Innovation Medical
      Technologies, Inc. 17,500          -            -
                      _________  _________    _________

      Total Purchases  $ 21,850   $      -    $       -
                    =========== ==========   ==========
    Sales:
    Midland Detroit Tool,
    L.P.               $      -   $ 21,809    $  21,809

    Worthless Securities:
    Guidance
     Technologies        95,000          -      (95,000)
                    ___________ ___________  ___________

    Total Sales
      and Worthless
       Securities      $ 95,000   $ 21,809    $ (73,191)
                    ======================  ===========

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

Specific Information regarding the Independent General Partners:

      Tommy L. Gleason, Jr., 51, has been an Independent General Partner of the Partnership since February 1990. He is also an independent general partner of Community Investment Partners II, L.P., a business development company. Mr. Gleason is the Chairman and Chief Executive Officer of Galaxy Systems Management, Inc., the general Partner of Galaxy Telecom, L.P., which is involved in management of cable television systems located in sixteen states and serving approximately 175,000 subscribers. Mr. Gleason owns 4,000 Units.

      E. Stanley Kroenke, 49, has served as an Independent General Partner of the Partnership since February 1990. He is also an independent general partner of Community Investment Partners II, L.P., a business development company. Mr. Kroenke leads a company that is a national investor, developer, and owner of commercial real estate. The company is a developer and owner of numerous shopping centers as well as apartment projects around the country. Mr. Kroenke is co-owner and vice chairman of the St. Louis Rams National Football League franchise. He also serves as a member of the board of directors of Wal-Mart Stores, Inc., Bentonville, Arkansas; Central Bancompany, Jefferson City, Missouri; Boone County National Bank, Columbia, Missouri; and the Strategic Development Board of the University of Missouri School of Business, Columbia, Missouri. He serves as a trustee of the College of the Ozarks in Point Lookout, Missouri, as well as chairman of their real estate committee. Mr. Kroenke owns 4,000 Units.

      CIP Management, L.P. (the ``Managing General Partner'') is the Managing General Partner of Community Investment Partners, L.P. The Managing General Partner is also managing general partner of Community Investment Partners II, L.P., a business development company. The General Partners of the Managing General Partner are CIP Management, Inc., a Missouri corporation and a wholly-owned subsidiary of Edward D. Jones & Co., L.P., and Daniel A. Burkhardt.

The Directors and Officers of CIP Management, Inc. are as follows:

      Daniel A. Burkhardt, 49, President, Treasurer and Director of CIP Management, Inc. since October 1989 and general partner of CIP Management, L.P. since February 1990. He is a general partner of The Jones Financial Companies, L.P., LLP, the parent company of Edward D. Jones & Co., L.P. where he has specialized in investment banking and structuring investments since 1980. He is also a director of Essex County Gas Company, St. Joseph Light & Power Co., Southeastern Michigan Gas Enterprises and Mid-America Realty Investment, Inc. Mr. Burkhardt is the beneficial owner of 2,105 Units.

      Ray A. Robbins, Jr., 52, Vice President and Director of CIP Management, Inc. since October 1989. He is a general partner of The Jones Financial Companies, L.P., LLP, the parent company of Edward D. Jones & Co., L.P., where he has specialized in securities analysis since 1984, and where he was responsible for municipal bond transactions from 1975 to 1983. Mr. Robbins is a beneficial owner of 2,000 Units.

      Marilyn A. Gaffney, 38, Secretary of CIP Management, Inc. since October 1989. She is a Limited Partner of The Jones Financial Companies, L.P., LLP, the parent company of Edward D. Jones & Co., L.P., where she has been a senior investment advisor in investment banking since 1980. Ms. Gaffney is the beneficial owner of 200 Units.

Item 11.  EXECUTIVE COMPENSATION

      The information set forth under the caption ``Partnership
Distributions and Allocations'' in the Prospectus of the Partnership dated March 12, 1990, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities
Act of 1933, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      The information concerning the security ownership of the General Partner, Independent General Partners and the Officers and Directors of CIP Management, Inc., described in Items 1 and 10, is herein incorporated by reference.

      As of March 15, 1997, the following parties are known by the Partnership to be the beneficial owners of more than 5% of the Units.

                            Amount of
                           Beneficial          % of Limited
      Name             Ownership of Units  Partnership Capital

      InterCoast Energy      10,000             11.39%
      EDJ Ventures Ltd.      19,800             22.55%
      Richard P. Kiphart      4,590              5.23%

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

                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

  a.  The following documents are filed as part of this report:

      1.  Financial Statements:

             See Index to Financial Statements and Supplementary
          Data contained in Item 8 of this Form 10-K.

      2.  Financial Statement Schedules:

             All financial statement schedules are omitted because they are not applicable or the required information is included in the balance sheet or notes thereto.

      3.  Exhibits:

          (3)Amended and Restated Certificate and Agreement of Limited Partnership dated as of March 29, 1990.
          (4)Form of Unit Certificate. *
          (10) Management Agreement dated March 28, 1990, between the Partnership and CIP Management, L.P. **
          (28) Prospectus of the Partnership dated March 12, 1990, filed with the Securities and Exchange Commission in connection with Registration Statement No. 33-31649 on Form N-2 under the Securities Act of 1933. ***

          * Incorporated by reference to Exhibit A of the Prospectus of the Partnership dated March 12, 1990 filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933.

          ** Incorporated by reference to the Partnership's Proxy
              Statement filed with the Securities Exchange
              Commission on March 11, 1991.

          ***Incorporated by reference to the Partnership's
              Registration Statement No. 33-31649 on Form N-2 under the Securities Act of 1933.

  b.  No reports on Form 8-K were filed during the quarter ended
          December 31, 1996.

  c.  Exhibits filed as part of this report are included in Item
          (14) (a)(3) above.

  d. Financial Statement Schedules required by Regulations S-X are included as described in Part II Item 8 above.

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1997.

                              Community Investment Partners, L.P.
                              By:  CIP Management, L.P., its
                                 Managing General Partner

                                 By:  CIP Management, Inc., its
                                    Managing General Partner



                              /s/    Daniel A. Burkhardt, President
                              _____________________________________
                              By:    Daniel A. Burkhardt, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Daniel A. Burkhardt
______________________________     General Partner of CIP Management
    Daniel A. Burkhardt            L.P., President, Treasurer and
                                   Director of CIP Management, Inc.

/s/ Ray L. Robbins
______________________________     Vice President and Director of CIP
    Ray L. Robbins                 Management, Inc.

/s/ Tommy L. Gleason, Jr.
______________________________     Individual General Partner,
    Tommy L. Gleason, Jr.          Community Investment Partners, L.P.

/s/ Stanley Kroenke
______________________________     Individual General Partner,
    Stanley Kroenke                Community Investment Partners, L.P.

                        INDEX TO EXHIBITS

Exhibit
Number             Description of Exhibit              Page

(3)              Amended and Restated Certificate and
                 Agreement of Limited Partnership dated
                 as of March 29, 1990                   *

(4)              Form of Unit Certificate               *

(10)             Management Agreement dated March 28, 1990,
                 between the Partnership and CIP Management,
                 L.P.                                   *

(28) Prospectus of the Partnership dated March 12, 1990, filed with the Securities and Exchange Commission in connection with Registration Statement No. 33-31649 on Form N-2 under the
                 Securities Act of 1933                 *
______________________

*Incorporated by reference

                              SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1997.

                              Community Investment Partners, L.P.
                              By:  CIP Management, L.P., its
                                 Managing General Partner

                                 By:  CIP Management, Inc., its
                                    Managing General Partner


                              ___________________________________
                              By:  Daniel A. Burkhardt, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

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