Form 10-Q
period 1997-03-31
COMMUNITY INVESTMENT PARTNERS LP
filed 1997-05-14
CIK 856670

                        SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                             ______________________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
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

Part II.OTHER INFORMATION  *

Item 1.Legal Proceedings.......................................11
Item 6.Exhibits and Reports on Form 8-K........................11

      Signatures ..............................................12

*     Items 2,3,4 and 5 are omitted as they are not applicable

                   COMMUNITY INVESTMENT PARTNERS, L.P.

                               BALANCE SHEET

                                (Unaudited)

                                         March 31,    December 31,
                                           1997           1996

                                  ASSETS

Investments at Fair Market Value (cost
  $1,420,018 and $1,418,821 respectively)$1,946,532   $2,341,691
Cash and Cash Equivalents                    73,032       80,365
Accrued Interest Receivable                   3,488        3,426
                                         __________    _________

  TOTAL ASSETS                          $ 2,023,052   $2,425,482
                                         ==========   ==========

                   LIABILITIES AND PARTNERSHIP CAPITAL

Liabilities:

Accounts Payable & Accrued Expenses    $     6,490   $  12,100
                                       ___________   _________

  TOTAL LIABILITIES                          6,490      12,100
                                       ___________   _________

Partnership Capital:
Capital - Limited Partners               1,650,365   1,973,575
Capital - General Partners                 366,197     439,807
                                       ___________   _________

  TOTAL PARTNERSHIP CAPITAL              2,016,562   2,413,382
                                       ___________   _________

TOTAL LIABILITIES AND
 PARTNERSHIP CAPITAL                  $  2,023,052  $2,425,482
                                       ===========   =========

      The accompanying notes are an integral part of these financial statements.

                   COMMUNITY INVESTMENT PARTNERS, L.P.

                    SCHEDULE OF PORTFOLIO INVESTMENTS

Company                                            Fair Market
Initial Investment Nature of Business                 Value
Date               Investment             Cost     Mar. 31,1997
______________________________________________________________________
Saztec International,
Inc.              Provides services for database
(Sazz)            construction and information
                  conversion

 June 7, 1990     108,400 shares Common
                  Stock                  $78,324       $18,970

Intermedia
Communications of
Florida           Organized to install and provide
(ICIX)            private, dedicated telecommunication
                  lines using fiber optic cable

 May 31, 1991     25,000 shares Common
                  Stock                   70,000       415,625
 February 27, 1997 285 shares Common Stock 1,197         4,738

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
                  Warrants to purchase
                  2,800 shares of
                  Common Stock

Citation Computers Provides clinical
(CITA)            laboratory information

 October 31, 1991 16,480 shares of Common
                  Stock                   40,410      131,840

                  The accompanying notes are an integral
                    part of these financial statements.

                    COMMUNITY INVESTMENT PARTNERS, L.P.

                     SCHEDULE OF PORTFOLIO INVESTMENTS

Company                                             Fair Market
Initial Investment  Nature of Business                 Value
Date                Investment             Cost     Mar. 31, 1997
______________________________________________________________________
PDT, Inc.         Develops, manufactures
(PDTI)            and markets the drug
                  devices used in Photodynamic
                  Therapy

 May 28, 1992     2,323.50 shares of Common
                  Stock                   9,294        69,705

Vision Partners, L.P. Owns stock in Family
                  Vision Center, Inc., which
                  operates leased optical
                  departments in host stores

 October 19, 1992 Limited Partnership
                  Interests             450,000       450,000
 December 1, 1993 Limited Partnership
                  Interests             124,965       124,965

Isolyser Company,
Inc.              Makes healthcare disposables
                  from hot-water soluble
                  polymer

   August 30, 1996 91,563 shares of Common
                  Stock                 350,063       434,924
                                     __________    __________

                                     $1,420,018    $1,946,532
                                     ==========    ==========

                  The accompanying notes are an integral
                   part of these financial statements.

                    COMMUNITY INVESTMENT PARTNERS, L.P.

                            INCOME STATEMENT

                               (Unaudited)

                                      Three Months   Three Months
                                         Ended          Ended
                                        March 31,      March 31,
                                          1997           1996

                              INCOME

Interest Income                       $    61        $   2,646
Gain on Sale of Investments                 -          714,000
                                      ___________     _________

  TOTAL INCOME                             61          716,646
                                       ___________    _________

                              EXPENSES

Trustee Fees                              526                -
                                       ___________    _________

  TOTAL EXPENSES                          526                -
                                       ___________    _________

Net (Loss) Income before Unrealized
 (Losses) Gains                          (465)         716,646

Net Unrealized (Losses) Gains on
  Investments                          (396,355)       327,543
                                       ___________    _________

  NET (LOSS) INCOME                   $(396,820)     $1,044,189
                                       ===========    =========

Per Unit Information:
  Net (Loss) Income                   $   (3.68)     $     9.68
                                       ===========    =========

  Net Asset Value (as of March 31, 1997 and
  March 31, 1996)                     $  18.70       $    37.87
                                       ===========    =========
Units Outstanding:
  Limited Partners                      87,820           87,820
  General Partners                      20,000           20,000

       The accompanying notes are an integral part of these financial statements.

                   COMMUNITY INVESTMENT PARTNERS, L.P.

                        STATEMENT OF CASH FLOWS

                              (Unaudited)

                                        Three Months Ended March 31,
                                           1997           1996
CASH FLOWS (USED) PROVIDED BY OPERATING
ACTIVITIES:

  Net (Loss) Income                   $   (396,820)  $  1,044,189
  Adjustments to reconcile Net (Loss)
   Income to Net
  Cash Provided by Operating Activities -
  Purchase of Portfolio Investments         (1,197)             -
  Sale of Portfolio Investments                  -        906,000
  Net Realized Gain on Sale of Portfolio
   Investments                                   -       (714,000)
  Unrealized Loss (Gain) on Investments    396,355       (327,543)
  Distribution to Unitholders                    -       (539,100)
  (Increase) Decrease in Accrued Interest
  Receivable                                   (61)         1,483
  Decrease in Accounts Payable              (5,610)       (30,918)
                                      _____________    __________
  Total Cash (Used) Provided by
  Operating Activities                      (7,333)       340,111
                                      _____________    __________
  Net (Decrease) Increase in Cash and
     Cash Equivalents                       (7,333)       340,111

CASH AND EQUIVALENTS, beginning of year     80,365        395,499
                                      _____________    __________

CASH AND EQUIVALENTS, end of year     $     73,032   $    735,610
                                      =============    ==========
        The accompanying notes are an integral part of these financial statements.

                  COMMUNITY INVESTMENT PARTNERS, L.P.

              STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                             (Unaudited)

                           Three Months Ended March 31, 1996 and 1997

                                 Limited     General
                                 Partners    Partners     Totals

Balance December 31, 1995     $2,921,886  $  655,773   $  3,577,659

Net Income                       850,496     193,693      1,044,189

Distribution                    (439,100)   (100,000)      (539,100)
                              ___________ ___________  ____________

Balance March 31, 1996        $3,333,282  $  749,465   $  4,082,747
                              =========== ===========  ============

Balance, December 31, 1996    $1,973,575  $  439,807   $  2,413,382

Net (Loss)                      (323,210)    (73,610)      (396,820)

Distribution                           -           -              -
                              __________  ___________  ____________

Balance, March 31, 1997       $1,650,365  $  366,197   $  2,016,562
                              ==========  ===========  ============

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

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                      MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

  Net loss for the three months ended March 31, 1997 was $396,820 compared to net income of $1,044,189 for the same period ended 1996.

Net loss is primarily attributable to unrealized losses recorded for investments of $396,355.  These unrealized losses were mainly due to

Intermedia Communications of Florida ($228,125) and Isolyser Company,

Inc. ($206,000), which both had declines in their share prices during the period.  Cumulative unrealized gains for the investments total

$526,514, as of March 31, 1997.

  On February 27, 1997, the Partnership exercised warrants to purchase 285 shares of common stock in Intermedia Communications of

Florida at a cost of $1,197.  The fair value of stock acquired as of this date was $5,025.  The difference between cost and fair value of

$3,828 was recorded as an unrealized gain.

INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the quarter ended March 31, 1997.

    For the quarter ended March 31, 1997

                                                   Unrealized
    Investment           Cost      Proceeds        Gain (Loss)
    ___________       _________   __________     _____________

    Purchases:
    Intermedia
    Communications
      of Florida    $     1,197    $       -     $       3,828
                       ________   __________     _____________

    Total Purchase  $     1,197   $       -      $           -
                       ========   ==========     =============

LIQUIDITY AND CAPITAL RESOURCES

  The partnership's total capital of $2,016,562 as of March 31, 1997,

consisted of $1,650,365 in limited partner capital and $366,197 in general partner capital.  Net loss for the quarter was allocated to the limited partners in the amount of $323,210 and to the general partners in the amount of $73,610.  The partnership intends to invest its cash balances in U.S. Government securities, investment grade state and municipal bonds, certificates of deposit at banks with at least $25 million in assets, or investment grade money market securities sold by banks.

SUBSEQUENT EVENTS

  There were no subsequent events.

                   COMMUNITY INVESTMENT PARTNERS, L.P.

Item 1:  Legal Proceedings

  The partnership is not a party to any material pending legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

  (a) Exhibits

  None

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended March 31,

1997.

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

                     COMMUNITY INVESTMENT PARTNERS, L.P.

             By:  CIP Management, L.P., Managing General Partner
             By:  CIP Management, inc., Its Managing General Partner

/s/Daniel A. Burkhardt    President, Treasurer
   _______________________   and Director
   Daniel A. Burkhardt                               May 8, 1997

/s/Ray L. Robbins         Vice-President
   _______________________   and Director            May 8, 1997
   Ray L. Robbins

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

                 COMMUNITY INVESTMENT PARTNERS, L.P.

             By:  CIP Management, L.P., Managing General Partner
             By:  CIP Management, Inc., Its Managing General Partner

                          President, Treasurer
   _______________________   and Director
   Daniel A. Burkhardt                               May 8, 1997

                          Vice-President
   _______________________   and Director            May 8, 1997
   Ray L. Robbins