Form 10-Q
period 1997-06-30
COMMUNITY INVESTMENT PARTNERS LP
filed 1997-07-28
CIK 856670

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                           ______________________

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
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

Item 2.Management's Discussion and Analysis of Financial
      Condition and Results of Operations .....................10

Part II.OTHER INFORMATION  *

Item 1.Legal Proceedings.......................................13
Item 6.Exhibits and Reports on Form 8-K........................13

      Signatures ..............................................14

*     Items 2, 3,4 and 5 are omitted as they are not applicable

                  COMMUNITY INVESTMENT PARTNERS, L.P.

                              BALANCE SHEET

                               (Unaudited)

                                        June 30,    December 31,
                                           1997          1996

                                 ASSETS

Investments at Fair Market Value (cost
 $1,411,570 and $1,418,821 respectively)$2,089,749   $ 2,341,691
Cash and Cash Equivalents                  152,390        80,365
Accrued Interest Receivable                  4,184         3,426
                                      ____________   ___________

  TOTAL ASSETS                        $  2,246,323   $ 2,425,482
                                       ===========   ===========

                  LIABILITIES AND PARTNERSHIP CAPITAL

Liabilities:

Accounts Payable & Accrued Expenses    $         -   $    12,100
                                      _____________    __________

  TOTAL LIABILITIES                              -        12,100
                                      _____________    __________

Partnership Capital:
  Capital - Limited Partners             1,837,505     1,973,575
  Capital - General Partners               408,818       439,807
                                      _____________    __________

  TOTAL PARTNERSHIP CAPITAL              2,246,323     2,413,382
                                      _____________    __________

TOTAL LIABILITIES AND PARTNERSHIP
  CAPITAL                             $  2,246,323   $ 2,425,482
                                      =============    ==========

The accompanying notes are an integral part of these financial statements.

                  COMMUNITY INVESTMENT PARTNERS, L.P.

                  SCHEDULE OF PORTFOLIO INVESTMENTS

Company           Nature of Business                  Fair Market
Initial            Investment                            Value
Investment Date                            Cost     June 30, 1997
______________________________________________________________________

Saztec International,
Inc.              Provides services for database
(Sazz)            construction and information
                  conversion

 June 7, 1990     108,400 shares Common
                  Stock                $ 78,324       $ 23,713

Intermedia
Communications of FloridaOrganized to install and provide
(ICIX)            private, dedicated telecommunication
                  lines using fiber optic cable

 May 31, 1991     22,285 shares Common
                    Stock                62,749        721,477

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
                  Warrants to purchase
                  2,800 shares of
                  Common Stock

Citation ComputersProvides clinical
(CITA)            laboratory information

 October 31, 1991 16,480 shares of Common
                  Stock                   40,410       140,080

The accompanying notes are an integral
part of these financial statements.

                      COMMUNITY INVESTMENT PARTNERS, L.P.

                   SCHEDULE OF PORTFOLIO INVESTMENTS (cont'd.)

Company           Nature of Business               Fair Market
Initial            Investment                            Value
Investment Date                            Cost     June 30, 1997
______________________________________________________________________

PDT, Inc.         Develops, manufactures
(PDTI)            and markets the drug
                  devices used in Photodynamic
                  Therapy

 May 28, 1992     2,323.50 shares of Common
                  Stock                   9,294         84,808

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

Isolyser Company, Inc.   Makes healthcare disposables
                  from hot-water soluble
                  polymer

   August 30, 199691,563 shares of Common
                  Stock                  350,063        248,941
                                      __________     __________

                                      $1,411,570     $2,089,749
                                      ==========     ==========
The accompanying notes are an integral
part of these financial statements.

                   COMMUNITY INVESTMENT PARTNERS, L.P.

                          INCOME STATEMENT

                           (Unaudited)

                               Three Months Ended  Six Months Ended
                                June 30,  June 30,  June  30,June 30,
                                 1997      1996       1997     1996

                             INCOME

Interest Income              $   697   $  5,412   $   758 $    8,059
Gain on Sale of Investments   78,174    604,185    78,174  1,318,185
                            _________ _________ _________  _________
 TOTAL INCOME                 78,871    609,597   78,932   1,326,244
                            _________ _________ _________  _________

                            EXPENSES

Professional Fees               774        761    1,300         761
Other                             -        250        -         250
                           _________ _________ _________    _________
 TOTAL EXPENSES                 774      1,011    1,300       1,011
                           _________ _________ _________    _________

Net Income (Loss) Before
  Unrealized Gains (Losses)  78,097    608,586   77,632   1,325,233

Net Unrealized Gain (Loss)
  on Sale of Investments    151,664    773,897 (244,691)  1,051,440
                           _________ _________ _________  _________

NET INCOME (LOSS)          $229,761 $1,382,483 $(167,059)$2,376,673
                           ========= ========= ========= =========
Per Unit Information:
 Net Income (Loss)        $    2.13  $  12.82  $  (1.55)$     22.04
                            =======   =======   =======     =======
 Net Asset Value (as of June 30, 1997
    and December 31, 1996)                     $  20.83 $     22.38
                                                 =======    =======
Units Outstanding:
 Limited Partners                                87,820      87,820

 General Partners                                20,000      20,000

The accompanying notes are an integral part of these financial statements.

                 COMMUNITY INVESTMENT PARTNERS, L.P.

                      STATEMENT OF CASH FLOWS

                            (Unaudited)

                                         Six Months Ended June 30,
                                           1997        1996

CASH FLOWS PROVIDED (USED) BY OPERATING
ACTIVITIES:

  Net (Loss) Income                   $ (167,059)    $2,376,673
  Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Purchase of Portfolio Investments       (1,197)             -
  Sale of Portfolio Investments           86,622      1,328,213

  Net Realized Gain on Sale of Portfolio
   Investments                           (78,174)    (1,318,185)
  Unrealized Loss (Gain) on Investments  244,691     (1,051,440)

  Interest Rollover into Investment            -         (5,771)

  (Increase) Decrease in Accrued
    Interest Receivable                     (758)         7,384

  Decrease in Accounts Payable and
    Accrued Expenses                     (12,100)       (43,018)
                                        __________     ________
  Net Cash Provided by
    Operating Activities                  72,025      1,293,856
                                        __________     ________

CASH FLOWS USED BY FINANCING ACTIVITIES:
  Distribution to Unitholders                  -       (539,100)
                                        __________     ________

Net Cash Used by Financing Activities            -     (539,100)
                                        __________     ________

  Net Increase in Cash and Cash Equivalents 72,025      754,756

CASH AND EQUIVALENTS, beginning of year     80,365      395,499
                                        __________     ________

CASH AND EQUIVALENTS, end of year     $    152,390  $ 1,150,255
                                       ===========     ========
The accompanying notes are an integral part of these financial statements.

                 COMMUNITY INVESTMENT PARTNERS, L.P.

             STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                           (Unaudited)

                            Three Months Ended June 30, 1997 and 1996

                                Limited       General
                               Partners      Partners        Totals

Balance, December 31, 1995    $2,921,886   $  655,773     $3,577,659

Net income                     1,935,813      440,860      2,376,673

Distribution                    (439,100)    (100,000)      (539,100)
                              ___________  ___________  ____________

Balance, June 30, 1996        $4,418,599   $  996,633   $  5,415,232

Balance, December 31, 1996    $1,973,575   $  439,807   $  2,413,382

Net (Loss)                      (136,070)     (30,989)      (167,059)
                              ___________  ___________  ____________

Balance, June 30, 1997        $1,837,505   $  408,818   $  2,246,323

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

                    COMMUNITY INVESTMENT PARTNERS, L.P.

                    MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

  Net income for the three months ended June 30, 1997 and 1996 was

$229,761 and $1,382,483, respectively.  Net income for the three month period ended June 30, 1997, was primarily due to the realized gain of

$78,174 on the sale of 3,000 shares of Intermedia Communications of

Florida and to unrealized gains of approximately $351,000 on

Intermedia Communications of Florida which almost doubled its share price during the period.  These gains were offset by unrealized losses of approximately ($186,000) on Isolyser Company, Inc., due to the

decline in its share price.  Net income  for the three month period ended June 30, 1996, was mainly attributable to realized gains of

$604,185 and unrealized gains of $773,897.

  Losses for the six months ended June 30, 1997, were ($167,059),

compared to income of $2,376,673 for the six months ended June 30,

1996.  Losses for the six month period ended June 30, 1997 were attributable primarily to unrealized losses on investments.  These unrealized losses were mainly due to a decline in share price of

Isolyser Company, Inc., which resulted in an unrealized loss during the six month period of ($392,000).  This unrealized loss was offset by unrealized gains on other investments and realized gains on the sale of Intermedia Communications of Florida.  Income for the six

month period ended June 30, 1996, was mainly due to realized gains of

$530,535 on the sale of Citation Computer Systems, Inc., and realized gains of $787,650 on Intermedia Communications of Florida, and

unrealized gains of $1,051,440.  Cumulative unrealized gains for the investments totaled $678,179 as of June 30, 1997.

INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the period ending June 30, 1997.

    For the period ending June 30, 1997

                                              Unrealized/Realized
    Investment           Cost      Proceeds       Gain (Loss)
    ___________       __________   _________     _____________

    Purchases:
    Quarter 1:
    Intermedia Communications
      of Florida
       (exercise of
        warrants)     $  1,197     $      -     $      3,828
                      __________   _________     ___________

    Total Purchases   $  1,197     $      -     $          -
                       =========   =========     ===========
    Sales:
    Quarter 2:
    Intermedia Communications
      of Florida      $  8,448     $ 86,622     $     78,174
                       _________   _________     ___________

    Total Sales       $  8,448     $ 86,622     $     78,174
                       =========   =========     ===========

LIQUIDITY AND CAPITAL RESOURCES

  The partnership's total capital of $2,246,323 as of June 30, 1997,

consisted of $1,837,505 in limited partner capital and $408,818 in general partner capital.  Net loss for the quarter was allocated to the limited partners in the amount of $136,070 and to the general partners in the amount of $30,989.  The partnership intends to invest its cash balances in U.S. Government securities, investment grade state and municipal bonds, certificates of deposit at banks with at least $25 million in assets, or investment grade money market securities sold by banks.

SUBSEQUENT EVENTS

  On July 1, 1997, the Partnership sold 10,000 shares of Isolyser

Company, Inc. which resulted in a loss of $11,326.

  Also on July 1, 1997, the Partnership sold 2,000 shares of

Intermedia Communications of Florida which resulted in a gain of

$57,366.

  On July 15, 1997, the Partnership sold the remainder of its investment in PDT, Inc. resulting in a gain of $91,753.

  On July 16, 1997, the Partnership sold 2,000 shares of Intermedia

Communications of Florida which resulted in a gain of $61,366.

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

                COMMUNITY INVESTMENT PARTNERS, L.P.

             By:  CIP Management, L.P., Managing General Partner
             By:  CIP Management, Inc., Its Managing General Partner

/s/Daniel A. Burkhardt    President, Treasurer
   _______________________    and Director
   Daniel A. Burkhardt                            July 28, 1997


/s/Ray L. Robbins         Vice-President
   _______________________    and Director       July 28, 1997
   Ray L. Robbins

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


                COMMUNITY INVESTMENT PARTNERS, L.P.

             By:  CIP Management, L.P., Managing General Partner
             By:  CIP Management, Inc., Its Managing General Partner

                          President, Treasurer
   _______________________    and Director
   Daniel A. Burkhardt                             July 28, 1997

                          Vice-President
   _______________________    and Director        July 28, 1997
   Ray L. Robbins