Form 10-Q
period 1997-09-30
COMMUNITY INVESTMENT PARTNERS LP
filed 1997-11-14
CIK 856670

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                             ----------------------


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   SEPTEMBER 30, 1997     Commission file number  0-18042

                      COMMUNITY INVESTMENT PARTNERS, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         MISSOURI                                              43-1531582
--------------------------------------------------------------------------------
         (State or other jurisdiction of                   (IRS Employer
         incorporation or organization)                    Identification No.)

         12555 Manchester Road
         St. Louis, Missouri                                 63131
--------------------------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code            (314) 515-2000
                                                             -------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. (1) YES  X   NO     (2) YES     NO  X
                                                   ---     ---        ---    ---

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                                    INDEX

                                                                                    Page
                                                                                  Number
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet                                                              3
         Schedule of Portfolio Investments                                          4
         Income Statement                                                           6
         Statement of Cash Flows                                                    7
         Statement of Changes in Partnership Capital                                8
         Notes to Financial Statements                                              9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                        10



Part II. OTHER INFORMATION<F*>

Item 1.  Legal Proceedings                                                          13
Item 6.  Exhibits and Reports on Form 8-K                                           13

         Signatures                                                                 14

<F*>     Items 2,3,4 and 5 are omitted as they are not applicable


                                  Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               COMMUNITY INVESTMENT PARTNERS, L.P.

                                          BALANCE SHEET

                                           (UNAUDITED)

                                                            September 30,            December 31,
                                                                 1997                    1996
-------------------------------------------------------------------------------------------------
                    ASSETS
                    ------

Investments at Fair Market Value
  (cost $1,288,576 and $1,418,821 respectively)               $1,986,021              $2,341,691
Cash and Cash Equivalents                                         48,143                  80,365
Accrued Interest Receivable                                        4,880                   3,426
                                                              ----------              ----------

   TOTAL ASSETS                                               $2,039,044              $2,425,482
                                                              ==========              ==========


                    LIABILITIES AND PARTNERSHIP CAPITAL
                    -----------------------------------

Liabilities:

Accounts Payable & Accrued Expenses                           $    6,300              $   12,100
                                                              ----------              ----------

   TOTAL LIABILITIES                                               6,300                  12,100
                                                              ----------              ----------

Partnership Capital:
   Capital - Limited Partners                                  1,663,542               1,973,575
   Capital - General Partners                                    369,202                 439,807
                                                              ----------              ----------

   TOTAL PARTNERSHIP CAPITAL                                   2,032,744               2,413,382
                                                              ----------              ----------

TOTAL LIABILITIES AND PARTNERSHIP CAPITAL                     $2,039,044              $2,425,482
                                                              ==========              ==========

-------------------------------------------------------------------------------------------------





The accompanying notes are an integral part of these financial statements.

                        Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      COMMUNITY INVESTMENT PARTNERS, L.P.

                                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                                                                                  Fair Market
Company                   Nature of Business                                                         Value
Initial Investment Date   Investment                                           Cost            September 30, 1997
-----------------------------------------------------------------------------------------------------------------

SAZTEC INTERNATIONAL,     Provides services for database
INC. (SAZZ)               construction and information
                          conversion

   June 7, 1990           108,400 shares Common Stock                       $   78,324             $   13,550

INTERMEDIA                Organized to install and provide
COMMUNICATIONS OF         private, dedicated telecommunication
FLORIDA  (ICIX)           lines using fiber optic cable

   May 31, 1991           15,535 shares Common Stock                            43,741                729,174

INNOVATION MEDICAL        Manufactures highly specialized
TECHNOLOGIES, INC.        Medical instruments for use in
                          ophthalmic surgery

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
                          Warrants to purchase
                          2,800 shares of
                          Common Stock

CITATION COMPUTERS        Provides clinical
(CITA)                    laboratory information

   October 31, 1991       13,680 shares of Common
                          Stock                                                 33,578                102,600



                        Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      COMMUNITY INVESTMENT PARTNERS, L.P.

                                  SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)



                                                                                                  Fair Market
Company                   Nature of Business                                                         Value
Initial Investment Date   Investment                                           Cost            September 30, 1997
-----------------------------------------------------------------------------------------------------------------

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

ISOLYSER COMPANY,         Makes healthcare disposables
INC.                      from hot-water soluble
                          polymer

   August 30, 1996        68,563 shares of Common
                          Stock                                                262,203                269,967
                                                                            ----------             ----------
                                                                            $1,288,576             $1,986,021
                                                                            ==========             ==========

-----------------------------------------------------------------------------------------------------------------





The accompanying notes are an integral part of these financial statements.

                                            Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                         COMMUNITY INVESTMENT PARTNERS, L.P.

                                                   INCOME STATEMENT

                                                     (UNAUDITED)

                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                      September 30,
                                                      1997             1996               1997             1996
---------------------------------------------------------------------------------------------------------------------

                                             INCOME
                                             ------
Interest Income                                     $    696       $     4,133         $   1,454        $   12,191
Gain on Sale of Investments                          312,623            92,268           390,797         1,410,453
                                                    --------       -----------         ---------        ----------
   TOTAL INCOME                                      313,319            96,401           392,251         1,422,644
                                                    --------       -----------         ---------        ----------

                                           EXPENSES
                                           --------
Professional Fees                                      6,516               276             7,816             1,037
Other                                                    548               515               548               765
                                                    --------       -----------         ---------        ----------
   TOTAL EXPENSES                                      7,064               791             8,364             1,802
                                                    --------       -----------         ---------        ----------

Net Income Before Unrealized
   Gains (Losses)                                    306,255            95,610           383,887         1,420,842
Net  Unrealized Gain (Loss) on
   Investments                                        19,266        (1,178,984)         (225,425)         (127,544)
                                                    --------       -----------         ---------        ----------
NET INCOME (LOSS)                                   $325,521       $(1,083,374)        $ 158,462        $1,293,298
                                                    ========       ===========         =========        ==========

Per Unit Information:
   Net Income (Loss)                                $   3.02       $    (10.05)        $    1.47        $    11.99
                                                    ========       ===========         =========        ==========
   Net Asset Value (as of September 30, 1997
     and December  31, 1996)                                                           $   18.85        $    22.38
                                                                                       =========        ==========
Units Outstanding:
   Limited Partners                                                                       87,820            87,820
   General Partners                                                                       20,000            20,000

---------------------------------------------------------------------------------------------------------------------




The accompanying notes are an integral part of these financial statements.

                                    Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                 COMMUNITY INVESTMENT PARTNERS, L.P.

                                       STATEMENT OF CASH FLOWS

                                             (UNAUDITED)

                                                                      Nine Months Ended September 30,

                                                                        1997                   1996
------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

   Net Income                                                        $ 158,462             $ 1,293,298
   Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
   Purchase of Portfolio Investments                                    (1,197)                     --
   Sale of Portfolio Investments                                       522,239               1,485,464
   Net Realized Gain on Sale of Portfolio Investments                 (390,797)             (1,410,453)
   Unrealized Loss on Investments                                      225,425                 127,544
   Interest Rollover into Investment                                        --                  (5,771)
   (Increase)Decrease in Accrued Interest Receivable                    (1,454)                  7,384
   Decrease in Accounts Payable and Accrued Expenses                    (5,800)                (43,018)
                                                                     ---------             -----------
   Net Cash Provided by Operating Activities                           506,878               1,454,448
                                                                     ---------             -----------

CASH FLOWS USED BY FINANCING ACTIVITIES:
   Distribution to Unitholders                                        (539,100)             (1,617,300)
                                                                     ---------             -----------

Net Cash Used by Financing Activities                                 (539,100)             (1,617,300)
                                                                     ---------             -----------

   Net Decrease in Cash and Cash Equivalents                           (32,222)               (162,852)

CASH AND EQUIVALENTS, beginning of year                                 80,365                 395,499
                                                                     ---------             -----------

CASH AND EQUIVALENTS, end of year                                    $  48,143             $   232,647
                                                                     =========             ===========

------------------------------------------------------------------------------------------------------





The accompanying notes are an integral part of these financial statements.

                                        Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                     COMMUNITY INVESTMENT PARTNERS, L.P.

                                 STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                                                 (UNAUDITED)

                                                     Nine Months Ended September 30, 1997 and 1996

                                              Limited Partners         General Partners             Totals
============================================================================================================
Balance, December 31, 1995                       $ 2,921,886               $ 655,773             $ 3,577,659

Net Income                                         1,053,398                 239,900               1,293,298

Capital Distribution                              (1,317,300)               (300,000)             (1,617,300)
                                                 -----------               ---------             -----------

Balance, September 30, 1996                      $ 2,657,984               $ 595,673             $ 3,253,657

============================================================================================================

Balance, December 31, 1996                       $ 1,973,575               $ 439,807             $ 2,413,382

Net Income                                           129,067               $  29,395                $158,462

Capital Distribution                                (439,100)               (100,000)               (539,100)
                                                 -----------               ---------             -----------
Balance, September 30, 1997                      $ 1,663,542               $ 369,202             $ 2,032,744

============================================================================================================






The accompanying notes are an integral part of these financial statements.


                         Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      COMMUNITY INVESTMENT PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

BASIS OF PRESENTATION

      Community Investment Partners, L.P. (CIP) is a limited partnership which has elected to be a business development company under the Investment Company Act of 1940, as amended. As a business development company, the partnership is required to invest at least 70% of its total assets in qualifying investments as specified in the Investment Company Act. CIP Management L.P., LLLP (Management) is the Managing General Partner of CIP. Management is a Missouri limited liability limited partnership formed on October 10, 1989 as a limited partnership and registered as a limited liability limited
partnership on July 23, 1997.   Management is responsible for making all
decisions regarding CIP's investment portfolio. CIP is no longer making initial investments.
      All portfolio investments are carried at cost until significant developments affecting an investment provide a basis for revaluation. Thereafter, portfolio investments are carried at fair value as obtained from outside sources or at a value determined quarterly by the Managing General Partner under the supervision of the Independent General Partners.
Investments in securities traded on a national securities exchange are valued at the latest reported sales price on the last business day of the period.
If no sale has taken place, the securities are valued at the last bid price. If no bid price has been reported, or if no exchange quotation is available, the securities are valued at the quotation obtained from an outside broker.

                         Part 1.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      COMMUNITY INVESTMENT PARTNERS, L.P.

                       MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

      Net income for the three months ended September 30, 1997 was $325,521, compared to net loss of $1,083,374 for the same period in 1996. Net income for the quarter ended September 30, 1997 was primarily due to $215,141 of realized gains on the sale of 6,750 shares of Intermedia Communications of Florida and to the $91,753 realized gain on the sale of the remainder of CIP's investment in PDT, Inc. These realized gains were offset by the reversal of unrealized gains previously recognized, resulting in a net unrealized gain for the period of $19,266. Net loss for the quarter ended September 30, 1996, was mainly attributable to realized gains of $92,268 and unrealized losses of $1,178,984.
      Net income for the nine months ended September 30, 1997 and 1996 was $158,462 and $1,293,298, respectively. Net income for the nine months ended September 30, 1997 was mainly attributable to realized gains of $390,797 on the sale of investments. In addition, a large unrealized gain was recorded due to a significant increase in the share price of Intermedia Communications of Florida and a significant unrealized loss was recorded due to a significant decrease in the share price of Isolyser Company, Inc. These unrealized gains and losses were offset by reversals of unrealized gains recognized in prior periods, resulting in a net unrealized loss of $225,425.
      Net income for the nine months ended September 30, 1996 was primarily attributable to realized gains of $1,410,453 on the sale of investments and unrealized losses of $127,544.
      As of September 30, 1997, cumulative unrealized gains for the
investments totaled $697,445.    The future income or loss of the Partnership
is contingent upon the performance of the portfolio investments.

                         Part 1.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT TRANSACTIONS

      Following is a summary of portfolio investment transactions during the period ending September 30, 1997:

                                                                                                            Unrealized/
                                        Type of                                                              Realized
           Company                      Investment                          Cost            Proceeds        Gain (Loss)
           -------                      ----------                        --------          --------        -----------
           PURCHASES:
           ---------
           Quarter 1:
           ---------
           Intermedia Communications    Exercise
              of Florida                of Warrants                       $  1,197          $     --          $  3,828
                                                                          --------          --------          --------
           Total Purchases                                                $  1,197          $     --          $     --
                                                                          ========          ========          ========

           SALES:
           ------
           Quarter 2:
           ---------
           Intermedia Communications
              of Florida                Common Stock                      $  8,448          $ 86,622          $ 78,174
                                                                          --------          --------          --------

           Quarter 3:
           ---------
           Intermedia Communications
               of Florida               Common Stock                      $ 19,008          $234,149          $215,141

           Isolyser Company, Inc.       Common Stock                        87,860            76,622           (11,238)

           PDT, Inc.                    Common Stock                         9,294           101,047            91,753

           Citation Computers           Common Stock                         6,832            23,799            16,967
                                                                          --------          --------          --------

             Total Quarter 3 Sales                                         122,994           435,617           312,623
                                                                          --------          --------          --------
           Total Sales                                                    $131,442          $522,239          $390,797
                                                                          ========          ========          ========

CASH FLOWS

      Cash flows for the nine months ended September 30, 1997, resulted primarily from the sale of investments and from a distribution to unit holders.

                         Part 1.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

      The partnership's total capital of $2,032,744 as of September 30, 1997, consisted of $1,663,542 in limited partner capital and $369,202 in general partner capital. Net income was allocated to the limited partners in the amount of $129,067 and to the general partners in the amount of $29,395. Distributions in the amount of $539,100 were made to unit holders. Of this amount, $439,100 went to limited partners and $100,00 went to general partners. The partnership intends to invest its cash balances in U.S. Government securities, investment grade state and municipal bonds, certificates of deposit at banks with at least $25 million in assets, or investment grade money market securities sold by banks.

SUBSEQUENT EVENTS

     On October 6, 1997, the Partnership sold 2,000 shares of Intermedia Communications of Florida which resulted in a gain of $95,865.

                          Part II.  OTHER INFORMATION


                      COMMUNITY INVESTMENT PARTNERS, L.P.

Item 1:  Legal Proceedings

      The partnership is not a party to any material pending legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

      (a) Exhibits
      None

      (b) Reports on Form 8-K
      No reports were filed on Form 8-K for the quarter ended September 30, 1997.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      COMMUNITY INVESTMENT PARTNERS, L.P.

           By: CIP Management, L.P., LLLP,  Managing General Partner
           By: CIP Management, Inc., Its Managing General Partner





/s/ Daniel A. Burkhardt       President, Treasurer
    -----------------------      and Director
    Daniel A. Burkhardt                                       November 12, 1997





/s/ Ray L. Robbins            Vice-President
    -----------------------      and Director                 November 12, 1997
    Ray L. Robbins