Form 10-K
period 1997-12-31
COMMUNITY INVESTMENT PARTNERS LP
filed 1998-03-26
CIK 856670

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997     Commission file number  0-18042
                          -----------------                             -------


                        COMMUNITY INVESTMENT PARTNERS, L.P.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


             MISSOURI                                     43-1531582
-------------------------------------------------------------------------------
 (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                      Identification No.)


    201 Progress Parkway
    Maryland Heights, Missouri                              63043
-------------------------------------------------------------------------------
(Address and principal executive office)                 (Zip Code)


Registrant's telephone number, including area code     (314) 515-2000
                                                   ---------------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES  X      NO
                                                     ---        ---

  As of March 15, 1998, 71,715 units of limited partnership interest (Units), representing net assets of $1,425,694 were held by non-affiliates. There is no established public market for such Units.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Prospectus of the Registrant dated March 12, 1990, filed with the Securities and Exchange Commission and portions of the Proxy Statement of the Registrant dated March 12, 1991, and filed with the Securities and Exchange Commission are incorporated by reference in Part I, Part II and Part III hereof.

                      COMMUNITY INVESTMENT PARTNERS, L.P.

                                 TABLE OF CONTENTS
                                                                                 Page
                                                                                 ----
PART I

      Item 1.   Business                                                           4

      Item 2.   Properties                                                         5

      Item 3.   Legal Proceedings                                                  5

      Item 4.   Submission of Matters to a Vote of Security Holders                5

PART II

      Item 5.   Market for the Registrant's Common Equity and Related
                 Stockholder Matters                                               6

      Item 6.   Selected Financial Data                                            7

      Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                               8

      Item 8.   Financial Statements and Supplementary Data                       10

      Item 9.   Change in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                           25

PART III

      Item 10.  Directors and Executive Officers of the Registrant                26

      Item 11.  Executive Compensation                                            27

      Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management                                                       27

      Item 13.  Certain Relationships and Related Transactions                    28

PART IV

      Item 14.  Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K                                                         29

SIGNATURES                                                                        30

INDEX TO EXHIBITS                                                                 31

                                    PART I

Item 1.  BUSINESS

         Community Investment Partners, L.P. (the "Partnership") was formed to seek long-term capital appreciation by making investments in companies and other special investment situations. The Partnership will not engage in any other business or activity. The Partnership will dissolve on December 31, 2005, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods.

         The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended. As a business development company, the Partnership is required to invest at least 70% of its assets in qualifying investments as specified in the Investment Company Act.

         The Partnership was formed on October 10, 1989, under the Revised UniformLimited Partnership Act of Missouri. CIP Management, L.P., LLLP, the Managing General Partner, is a Missouri limited liability limited partnership formed on October 10, 1989 as a limited partnership and registered as a limited liability limited partnership on July 23, 1997. The general partner of CIP Management, L.P., LLLP is CIP Management, Inc., an indirect subsidiary of Edward D. Jones & Co., L.P.

         The Partnership participated in a public offering of its limited partnership interests in 1990. The Partnership sold 91,820 Units of limited partnership interest for an aggregate price of $2,295,500. After offering expenses of approximately $122,000, the Partnership received approximately $2,173,500 in proceeds available for investment.

         The Partnership is no longer making initial portfolio investments, but may continue to make follow-on investments. For information regarding the Partnership's current portfolio investments and purchases and sales during the year, see Item 8 of this Form 10-K.

         The information set forth under the captions "Investment Objectives & Policies" and "Regulation" in the Prospectus of the Partnership dated March 12, 1990, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933, is incorporated herein by reference.

Risks of Unit Ownership

         The purchase and ownership of Units involve a number of significant risks and other important factors. The portfolio company investments of the Partnership involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investments in companies with little operating history, companies operating at a loss or with substantial variations in operating results from period to period, companies with the need for substantial additional capital to support expansion or achieve or maintain a competitive position, companies which may be highly leveraged, companies which may not be diversified and companies in which the Partnership may be the sole or primary lender. The Partnership invests in only a few companies. Therefore, a loss or other problem with a single investment would have a material adverse effect on the Partnership.

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

         All decisions with respect to the management of the Partnership, including identifying and making portfolio investments, are made exclusively by the General Partners. Limited Partners must rely on the abilities of the General Partners. The key personnel of the Managing General Partner have considerable prior experience in investment banking and in structuring investments.

         Ownership of the Units also entails risk because Limited Partners may not be able to liquidate their investment in the event of an emergency or for any other reason due to the substantial restrictions on transfers contained in the Partnership Agreement and the lack of a market for the resale of Units.

         The information set forth under the captions "Risk and Other Important Factors" (including the subsections "Risks of Investment," "Size of Partnership," "Ability to Invest Funds," "Time Required to Maturity of Investments; Illiquidity of Investments," "Need for Follow-on Investments," "Use of Leverage," "Unspecified Investment," "Reliance on Management," "New Business," "No Market for Units" and "Federal Income Tax Considerations") on pages 9 through 14 of the Prospectus of Partnership dated March 12, 1990, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 on March 12, 1990, is incorporated herein by this reference. (This information has been restated herein pursuant to section 64(b) of the Investment Company Act of 1940).

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

Item 2.  PROPERTIES

         The Partnership does not own or lease any physical properties.

Item 3.  LEGAL PROCEEDINGS

         The Partnership is not a party to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the period covered by this report.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

               There is no established public trading market for the Limited Partnership interests. As of March 15, 1998, the total number of holders of units is 104. The number of limited partnership units outstanding is 87,820. The number of general partnership units outstanding is 20,000 as of March 15, 1998.

               Cash distributions of $5 per unit were made to its Partners during the year ended December 31, 1997.

               The information set forth under the captions "Partnership Distributions and Allocations" and "Transferability of Units" in the Prospectus of the Partnership dated March 12, 1990, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

   BALANCE SHEET:
                                                                            As of
                                                                         December 31,
                                         -------------------------------------------------------------------------
                                            1997           1996              1995          1994            1993
                                         ----------     ----------        ----------    ----------      ----------
   Net Assets                            $2,143,937     $2,413,382        $3,577,659    $3,221,998      $3,235,105

   Portfolio
   Investments at
   Fair Value                            $1,951,068     $2,341,691         3,217,156     3,075,566       3,051,309

   INCOME STATEMENT:
                                                                     For the Year Ended
                                                                        December 31,
                                         -------------------------------------------------------------------------
                                            1997           1996               1995          1994            1993
                                         ----------     ----------          --------     ---------       ---------
   Net Income (Loss)
   before Unrealized
   (Losses) Gains:                        $ 524,401     $1,645,082          $575,891     $(110,514)      $ 374,346


   Unrealized
   (Losses) Gains                          (254,746)      (652,959)          318,870        97,407        (765,827)


   Net Income (Loss)                        269,655        992,123           894,761       (13,107)       (391,481)


   Per Unit of
   Partnership Interest:

   Net Asset Value                            19.88          22.38             33.18         29.88           30.00


   Net Income (Loss)
   before Unrealized
   (Losses) Gains                              4.86          15.26              5.34         (1.02)           3.47


   Unrealized
   (Losses) Gains                             (2.36)         (6.06)             2.96           .90           (7.10)


   Net Income (Loss)                           2.50           9.20              8.30          (.12)          (3.63)

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                        (FISCAL YEAR 1997 VERSUS 1996)

         Net income for the year ended December 31, 1997 was $269,655, compared to net income of $992,123 for the year ended December 31, 1996.
This decrease in net income is primarily attributable to lower realized gains on the sale of investments in 1997. See detail of investment sales in Note
6 to the financial statements. In 1997, there was a net unrealized loss on investments of $254,746. This was due to a large unrealized loss recorded for Isolyser Company, Inc. when the share price declined significantly from the prior year, which was partially offset by a large unrealized gain recorded for Intermedia Communications of Florida when the company's share price more than doubled from the prior year. These unrealized gains and losses also were offset by reversals of prior period unrealized gains on stock sold during 1997.

         In addition, income derived from dividends and interest increased approximately $44,900 due to dividends declared for the first time that were recorded on Innovation Medical Technologies, Inc. 6% Class A and 6% Class B Preferred Stock. Expenses increased approximately $4,700, or 34% from the prior year due to higher trustee fees.

         The Partnership made a distribution of $5 per unit during 1997.

         As of December 31, 1997, unrealized gains on investments totaled $668,124. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments.

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

SUBSEQUENT EVENTS

         The Partnership received $61,433 from Innovation Medical Technologies, Inc. in January, 1998. Of this amount, $40,763 and $15,008 were principal payments for the 5% Term Notes which were due December 31, 1997, and the remaining $5,662 was interest on these Notes. In addition, the Partnership received $54,207 from Innovation Medical Technologies, Inc. for dividends declared during 1997 on Class A and Class B Convertible Preferred Stock. This dividend income was recorded as revenue during 1997.

         During March 1998, the Partnership sold 7,000 shares of Intermedia Communications of Florida which resulted in a gain of $527,207. After the sale of the shares, these funds were used toward a distribution of $7 per unit.

LIQUIDITY AND CAPITAL RESOURCES

         Total capital for the Partnership as of December 31, 1997, was $2,143,937. This consisted of $1,754,109 in Limited Partner capital and $389,828 in General Partner capital.

         Net income of $269,655 for 1997 was allocated in the amount of $219,634 to the Limited Partners and in the amount of $50,021 to the General Partners.

         At December 31, 1997, the Partnership had $146,085 in cash and cash equivalents.

Item 8.  INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA


                                                              Page
                                                              ----

      Report of Independent Accountants                         11

      Balance Sheet as of December 31, 1997 and 1996            12

      Schedule of Portfolio Investments as of
        December 31, 1997 and 1996.                             13

      Income Statement for the Years Ended
        December 31, 1997, 1996, and 1995.                      17

      Statement of Changes in Partnership Capital for the
        Years Ended December 31, 1997, 1996 and 1995.           18

      Statement of Cash Flows for the Years Ended
        December 31, 1997, 1996 and 1995.                       19

      Notes to Financial Statements.                            20


Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Community Investment Partners, L.P.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Community Investment Partners, L.P. (the "Partnership") at December 31, 1997 and 1996, and the results of its operations, its cash flows and the changes in its Partnership Capital for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall
financial statement presentation.   We believe that our audits, which
included confirmation of portfolio investments owned at December 31, 1997, provide a reasonable basis for the opinion expressed above.

As explained in Note 3, the financial statements include securities valued at $870,730 (41 percent of net assets), whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market
values.   Those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.



PRICE WATERHOUSE LLP

St. Louis, Missouri
March 9, 1998

                      COMMUNITY INVESTMENT PARTNERS, L.P.


                                      BALANCE SHEET
                                         ASSETS
                                         ------
                                                                            December 31,
                                                                       1997              1996
                                                                    ----------        ----------
Investments at Fair Value (Note 3)
   (cost $1,282,944 and $1,418,821 respectively)                    $1,951,068        $2,341,691

Cash and Cash Equivalents                                              146,085            80,365

Accrued Dividend and Interest Receivable                                59,784             3,426
                                                                    ----------        ----------

      TOTAL ASSETS                                                  $2,156,937        $2,425,482
                                                                    ==========        ==========

                           LIABILITIES AND PARTNERSHIP CAPITAL
                           -----------------------------------
                                                                            December 31,
                                                                       1997              1996
                                                                    ----------        ----------
Liabilities:
Accrued Expenses                                                    $   13,000        $   12,100
                                                                    ----------        ----------
      TOTAL LIABILITIES                                                 13,000            12,100
                                                                    ----------        ----------

Partnership Capital:
Capital - Limited Partners                                           1,754,109         1,973,575

Capital - General Partners                                             389,828           439,807
                                                                    ----------        ----------

      TOTAL PARTNERSHIP CAPITAL                                      2,143,937         2,413,382
                                                                    ----------        ----------
TOTAL LIABILITIES AND
   PARTNERSHIP CAPITAL                                              $2,156,937        $2,425,482
                                                                    ==========        ==========

                          The accompanying notes are an integral
                            part of these financial statements.

                                 COMMUNITY INVESTMENT PARTNERS, L.P.
                                 SCHEDULE OF PORTFOLIO INVESTMENTS
                                      AS OF DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------------------
Company                       Nature of Business                                                  Fair Value
Initial Investment Date       Investment                                  Cost                    (Note 3)
--------------------------------------------------------------------------------------------------------------
Saztec International,         Provides services for database
Inc. (Sazz)                   construction and information
                              conversion

   June 7, 1990               27,100 shares Common
                              Stock                                       $   78,324              $    8,469

Intermedia                    Organized to install and provide
Communications of             private, dedicated telecommunication
Florida  (ICIX)               lines using fiber optic cable

   May 31, 1991               13,535 shares Common Stock                      38,109                 822,251

Innovation Medical            Manufactures highly specialized
Technologies, Inc.            medical instruments for use in
                              ophthalmic surgery

   July 26, 1991              5,769 shares of 6% Class A
                              Cumulative Convertible
                              Preferred Stock                                149,994                 149,994
   March 11, 1992             5,625 shares of 6% Class B
                              Convertible Preferred
                              Stock                                           90,000                  90,000
   September 30, 1992         5% Term Notes, due
                              December 31, 1997                               40,763                  40,763
                              Warrants to purchase
                              14,440 shares of Common Stock
                              at $2.50 per share, expiring 12/31/00                -                       -
   May 26, 1994               5% Term Notes, due
                              December 31, 1997                               15,008                  15,008
                              Warrants to purchase
                              2,800 shares of
                              Common Stock at $5.00 per share,
                              expiring 12/31/02                                    -                       -

Citation Computers            Provides clinical
(CITA)                        laboratory information

   October 31, 1991           13,680 shares of Common
                              Stock                                           33,578                  88,920

                                 The accompanying notes are an integral
                                   part of these financial statements.



                                   COMMUNITY INVESTMENT PARTNERS, L.P.
                                SCHEDULE OF PORTFOLIO INVESTMENTS (cont'd.)
                                        AS OF DECEMBER 31, 1997

--------------------------------------------------------------------------------------------------------------
Company                       Nature of Business                                                  Fair Value
Initial Investment Date       Investment                                  Cost                    (Note 3)
--------------------------------------------------------------------------------------------------------------
Vision Partners, L.P.         Owns stock in Family
                              Vision Center, Inc., which
                              operates leased optical
                              departments in host stores

   October 19, 1992           Limited Partnership
                              Interests                                   $  450,000              $  450,000
   December 1, 1993           Limited Partnership
                              Interests                                      124,965                 124,965

Isolyser Company,             Makes healthcare disposables
Inc.                          from hot-water soluble
                              polymer

   August 30, 1996            68,563 shares of Common
                              Stock                                          262,203                 160,698
                                                                          ----------              ----------
                                                                          $1,282,944              $1,951,068
                                                                          ==========              ==========

                              The accompanying notes are an integral
                                part of these financial statements.

                                           COMMUNITY INVESTMENT PARTNERS, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                 AS OF DECEMBER 31, 1996
--------------------------------------------------------------------------------------------------------------
Company                       Nature of Business                                                  Fair Value
Initial Investment Date       Investment                                  Cost                    (Note 3)
--------------------------------------------------------------------------------------------------------------
Saztec International, Inc.    Provides services for database
(Sazz)                        construction and information
                              conversion

   June 7, 1990               108,400 shares Common
                              Stock                                       $   78,324              $   14,092

Intermedia                    Organized to install and provide
Communications of Florida     private, dedicated telecommunication
(ICIX)                        lines using fiber optic cable

   May 31, 1991               25,000 shares Common Stock                      70,000                 643,750

Innovation Medical            Manufactures highly specialized
Technologies, Inc.            medical instruments for use in
                              ophthalmic surgery

   July 26, 1991              5,769 shares of 6% Class A
                              Cumulative Convertible
                              Preferred Stock                                149,994                 149,994
   March 11, 1992             5,625 shares of Class B
                              Convertible Preferred
                              Stock                                           90,000                  90,000
   September 30, 1992         5% Term Notes, due
                              December 31, 1997                               40,763                  40,763
                              Warrants to purchase
                              14,440 shares of Common Stock
                              at $2.50 per share, expiring 12/31/00                -                       -
   May 26, 1994               5% Term Notes, due
                              December 31, 1997                               15,008                  15,008
                              Warrants to purchase 2,800 shares of
                              Common Stock at $5.00 per share,
                              expiring 12/31/02                                    -                       -

Citation Computers            Provides clinical
(CITA)                        laboratory information

   October 31, 1991           16,480 shares of Common
                              Stock                                           40,410                 107,120


                                 The accompanying notes are an integral
                                  part of these financial statements.



                                   COMMUNITY INVESTMENT PARTNERS, L.P.
                                SCHEDULE OF PORTFOLIO INVESTMENTS (cont'd.)
                                         AS OF DECEMBER 31, 1996

--------------------------------------------------------------------------------------------------------------
Company                       Nature of Business                                                  Fair Value
Initial Investment Date       Investment                                  Cost                    (Note 3)
--------------------------------------------------------------------------------------------------------------
PDT, Inc.                     Develops, manufactures
(PDTI)                        and markets the drug
                              devices used in Photodynamic
                              Therapy

   May 28, 1992               2,323.50 shares of Common
                              Stock                                       $    9,294              $   65,058

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

Isolyser Company, Inc.        Makes healthcare disposables
                              from hot-water soluble
                              polymer

   August 30, 1996            91,563 shares of Common
                              Stock                                          350,063                 640,941
                                                                          ----------              ----------

                                                                          $1,418,821              $2,341,691
                                                                          ----------              ----------

                            The accompanying notes are an integral
                             part of these financial statements.

                          COMMUNITY INVESTMENT PARTNERS, L.P.

                                   INCOME STATEMENT
                                                             For the Year Ended
                                                                 December 31,
                                                     1997           1996            1995
                                                   ---------     ----------       --------

                                          INCOME
                                          ------
Dividend and Interest Income                       $  56,358     $   11,486       $  8,282

Net Realized Gains on
   Sale of Investments (Note 6)                      486,662      1,647,498        594,681
                                                   ---------     ----------       --------

     TOTAL INCOME                                    543,020      1,658,984        602,963
                                                   ---------     ----------       --------

                                       EXPENSES
                                       --------

Amortization of Deferred
   Organizational Costs                                    -              -          4,058
Professional Fees                                     17,633         12,274         20,979

Other                                                    986          1,628          2,035
                                                   ---------     ----------       --------

     TOTAL EXPENSES                                   18,619         13,902         27,072
                                                   ---------     ----------       --------

Net Income before
Unrealized (Losses) Gains                            524,401      1,645,082        575,891


Net Unrealized (Losses) Gains
on Investments                                      (254,746)      (652,959)       318,870
                                                   ---------     ----------       --------

     NET INCOME                                    $ 269,655     $  992,123       $894,761
                                                   =========     ==========       ========

                    The accompanying notes are an integral
                      part of these financial statements.

                            COMMUNITY INVESTMENT PARTNERS, L.P.
                        STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                             FOR THE YEARS ENDED DECEMBER 31,
                                                  1997, 1996 and 1995
                                     -----------------------------------------------

                                      LIMITED             GENERAL
                                      PARTNERS           PARTNERS           TOTAL
                                     -----------         ---------       -----------
Balance, December 31, 1994           $ 2,632,198         $ 589,800       $ 3,221,998

Distribution                            (439,100)         (100,000)         (539,100)

Net income                               728,788           165,973           894,761
                                     -----------         ---------       -----------

Balance, December 31, 1995           $ 2,921,886         $ 655,773       $ 3,577,659

Distribution                          (1,756,400)         (400,000)       (2,156,400)

Net income                               808,089           184,034           992,123
                                     -----------         ---------       -----------

Balance, December 31, 1996           $ 1,973,575         $ 439,807       $ 2,413,382

Distribution                            (439,100)         (100,000)         (539,100)

Net income                               219,634            50,021           269,655
                                     -----------         ---------       -----------

Balance, December 31, 1997           $ 1,754,109         $ 389,828       $ 2,143,937
                                     ===========         =========       ===========

                    The accompanying notes are an integral
                      part of these financial statements.

                            COMMUNITY INVESTMENT PARTNERS, L.P.

                                 STATEMENT OF CASH FLOWS
                                                             For the Year Ended December 31,
                                                            1997            1996         1995
                                                         ---------       -----------   ---------
CASH FLOWS PROVIDED BY  OPERATING ACTIVITIES:
   Net Income                                            $ 269,655       $   992,123   $ 894,761

   Adjustments to reconcile Net Income
      to Net Cash provided by Operating Activities:
   Amortization of Deferred Organization
      Costs                                                      -                 -       4,058

   Purchase of Portfolio Investments                        (1,197)         (262,184)          -

   Sale of Portfolio Investments                           623,736         2,132,188     771,961
   Unrealized Losses (Gains) on
      Portfolio Investments                                254,746           652,959    (318,870)

   Net Realized Gains on
      Sale of Portfolio Investments                       (486,662)       (1,647,498)   (594,681)

   (Increase) Decrease in Other Assets                     (56,358)            4,596      (3,862)

   Increase in Accrued Expenses                                900                 -       7,000

   (Decrease) Increase in Accounts Payable                       -           (30,918)     30,918
                                                         ---------       -----------   ---------
Total Cash Provided by
   Operating Activities                                    604,820         1,841,266     791,285
                                                         ---------       -----------   ---------

CASH FLOWS USED BY FINANCING ACTIVITIES:
   Capital Distributions                                  (539,100)       (2,156,400)   (539,100)
                                                         ---------       -----------   ---------
Total Cash Used by Financing Activities                   (539,100)       (2,156,400)   (539,100)
                                                         ---------       -----------   ---------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                         65,720          (315,134)    252,185


CASH AND CASH EQUIVALENTS:
   Beginning of year                                        80,365           395,499     143,314
                                                         ---------       -----------   ---------
   End of year                                           $ 146,085       $    80,365   $ 395,499
                                                         =========       ===========   =========

                          The accompanying notes are an integral
                           part of these financial statements.

                      COMMUNITY INVESTMENT PARTNERS, L.P.
                         NOTES TO FINANCIAL STATEMENTS

1.    GENERAL

      Partnership  Organization
      -------------------------

      Community Investment Partners, L.P. ("the Partnership") was formed on October 10, 1989, under the Revised Uniform Limited Partnership Act of Missouri. CIP Management, L.P., LLLP, the Managing General Partner, is a Missouri limited liability limited partnership formed on October 10, 1989 as a limited partnership and registered as a limited liability limited partnership on July 23, 1997. The general partner of CIP Management, L.P.,LLLP is CIP Management, Inc., an indirect subsidiary of Edward D. Jones & Co., L.P.

      Business
      --------

      The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended. As a business development company, the Partnership is required to invest at least 70% of its assets in qualifying investments as specified in the Investment Company Act. The Managing General Partner is responsible for making the Partnership's investment decisions.

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

      Risk of Ownership
      -----------------

      The purchase and ownership of Partnership Units involve a number of significant risks and other important factors. The portfolio company investments of the Partnership involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investments in companies with little operating history, companies operating at a loss or with substantial variations in operating results from period to period, companies with the need for substantial additional capital to support expansion or achieve or maintain a competitive position, companies which may be highly leveraged, companies which may not be diversified and companies in which the Partnership may be the sole or primary lender. The Partnership intends to invest in only a few companies; therefore, a loss or other problem with a single investment would have a material adverse effect on the Partnership.

      Reclassification
      ----------------

      Certain prior year amounts have been reclassified to conform to current year classification.

2.    ALLOCATION OF PARTNERSHIP PROFITS AND LOSSES

      The Partnership Agreement generally provides for the allocation of profits and losses pro rata based on the Partners' capital contributions. Refer to the Partnership Agreement for more detailed information.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Cash and Cash Equivalents
      -------------------------

      All short-term investments with original maturities of three months or less are considered to be cash equivalents.

      Investment Transactions
      -----------------------

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

      Use of Estimates
      ----------------

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

      Organizational Costs
      --------------------

      Organizational costs were amortized over a sixty-month period and were fully amortized in 1995.

      Income Taxes
      ------------

      Income taxes have not been provided for as the Partnership is a limited partnership and each partner is liable for its own tax payments. Allocation of Partnership profits and losses for tax purposes is based upon taxable income which may differ from net income for financial reporting primarily due to differences between book and tax accounting for portfolio investments.

      Distributions
      -------------

      When excess cash, if any, becomes available, it is the Partnership's intent to make distributions. All distributions are subject to the sole discretion of the Managing General Partner and the Independent General Partners.

4.    PER UNIT INFORMATION

      There is no market for the Limited Partnership interests. Per Unit Information is as follows:

                                             For the Year Ended December 31,
                                          1997              1996              1995
------------------------------------------------------------------------------------
Number of unit holders                       104               105               105


Limited partnership units                 87,820            87,820            87,820

General partnership units                 20,000            20,000            20,000
                                        --------          --------          --------

Total units outstanding                  107,820           107,820           107,820
                                        ========          ========          ========

Net asset value per unit                $  19.88          $  22.38          $  33.18
                                        ========          ========          ========

Net income per unit                     $   2.50          $   9.20          $   8.30
                                        ========          ========          ========


5.    RELATED PARTY TRANSACTIONS

      The Partnership is furnished with certain non-reimbursed management and accounting services by affiliates, whose value is not reflected in the accompanying financial statements.

      The Partnership may place its General Partners on Boards of Directors of portfolio companies.

      The Managing General Partner and the Independent General Partners of the Partnership are also the managing general partner and independent general partners, respectively, of Community Investment Partners II, L.P., a business development company. Additionally, the Managing General Partner is the managing general partner of Community Investment Partners III L.P., LLLP, another business development company.

6.    INVESTMENT TRANSACTIONS

      Following is a summary of portfolio investment transactions during the years ended December 31, 1997, 1996 and 1995, respectively.

      For the year ended December 31, 1997:
      -------------------------------------

                                                                               Realized
      Company                                Cost            Proceeds         Gain (Loss)
      -------                              --------          --------         ----------
      Purchases:
      ----------
      Intermedia Communications
        of Florida                         $  1,197
                                           --------

        Total Purchases                    $  1,197
                                           ========
      Sales:
      ------
      Intermedia Communications
        of Florida                         $ 33,088          $422,268          $389,180
      Isolyser Company, Inc.                 87,860            76,622           (11,238)
      PDT, Inc.                               9,294           101,047            91,753
      Citation Computers                      6,832            23,799            16,967
                                           --------          --------          --------

           Total Sales                     $137,074          $623,736          $486,662
                                           ========          ========          ========

During 1997, there was a one-for-four reverse stock split on Saztec International, Inc. common stock. The Partnership's 108,400 shares of common stock were converted to 27,100 shares of common stock.

      For the year ended December 31, 1996:
      -------------------------------------

                                                                               Realized
      Company                                Cost            Proceeds         Gain (Loss)
      -------                              --------          --------         ----------
      Purchases:
      ----------
      Micro Partners, L.P.                 $256,413

      Innovation Medical
        Technologies, Inc.                    5,771
                                           --------

      Total Purchases                      $262,184
                                           ========

      Sales:
      ------
      Intermedia
        Communications                     $126,000        $1,005,563        $  879,563
      Citation Computers                    148,840           679,375           530,535
      Isolyser Company, Inc.                206,350           443,750           237,400
      Innovation Medical
        Technologies, Inc.                    3,500             3,500                 0
                                           --------        ----------        ----------

      Total Sales                          $484,690        $2,132,188        $1,647,498
                                           ========        ==========        ==========

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

      For the year ended December 31, 1995:
      -------------------------------------

                                                                               Realized
      Investment                             Cost            Proceeds         Gain (Loss)
      ----------                           --------          --------         ----------
      Sales:
      PDT, Inc.                            $  2,934          $  7,276          $  4,342
      PDT, Inc.                              27,882           218,409           190,527
      PDT, Inc.                              18,588           153,875           135,287
      Saztec International, Inc.             21,676             6,875           (14,801)
      Intermedia Communications
        of Florida                           45,200           253,026           207,826
      Citation Computers                     61,000           132,500            71,500
                                           --------          --------          --------

      Total Sales                          $177,280          $771,961          $594,681
                                           ========          ========          ========



Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There are two Independent General Partners and one Managing General Partner of the Partnership. These Independent General Partners and the Managing General Partner are responsible for the management and administration of the Partnership. The General Partners are "interested persons" of the Partnership as defined by the Investment Company Act of 1940, but the Partnership has obtained an exemptive order from the Securities and Exchange Commission permitting them to be considered disinterested persons. The Independent General Partners provide overall guidance and supervision with respect to the operations of the Partnership and perform the various duties imposed on the directors of a business development company by the Investment Company Act. In addition to general fiduciary duties, the Independent General Partners supervise the management and underwriting arrangement of the Partnership, the custody arrangement with respect to portfolio securities, the selection of accountants, fidelity bonding and transactions with affiliates.

Specific Information regarding the Independent General Partners:

         Tommy L. Gleason, Jr., 52, has been an Independent General Partner of the Partnership since February 1990. He is also an independent general partner of Community Investment Partners II, L.P., a business development company. Mr. Gleason is the Chairman and Chief Executive Officer of Galaxy Systems Management, Inc., the general Partner of Galaxy Telecom, L.P., which is involved in management of cable television systems located in sixteen states and serving approximately 175,000 subscribers. Mr. Gleason owns 4,000 Units.

         E. Stanley Kroenke, 50, has served as an Independent General Partner of the Partnership since February 1990. He is also an independent general partner of Community Investment Partners II, L.P., a business development company. Mr. Kroenke leads a company that is a national investor, developer, and owner of commercial real estate. The company is a developer and owner of numerous shopping centers as well as apartment projects around the country. Mr. Kroenke is co-owner and vice chairman of the St. Louis Rams National Football League franchise. He also serves as a member of the board of directors of Wal-Mart Stores, Inc., Bentonville, Arkansas; Central Bancompany, Jefferson City, Missouri; Boone County National Bank, Columbia, Missouri; and the Strategic Development Board of the University of Missouri School of Business, Columbia, Missouri. He serves as a trustee of the College of the Ozarks in Point Lookout, Missouri, as well as chairman of their real estate committee. Mr. Kroenke owns 4,000 Units.

         CIP Management, L.P., LLLP, (the "Managing General Partner") is the Managing General Partner of Community Investment Partners, L.P. The Managing General Partner is also managing general partner of Community Investment Partners II, L.P. and Community Investment Partners III L.P., LLLP, which are also business development companies. The General Partners of the Managing General Partner are CIP Management, Inc., a Missouri corporation and a wholly-owned subsidiary of Edward D. Jones & Co., L.P., and Daniel A. Burkhardt.

The Directors and Officers of CIP Management, Inc. are as follows:

         Daniel A. Burkhardt, 50, President, Treasurer and Director of CIP Management, Inc. since October 1989 and general partner of CIP Management, L.P.,LLLP since February 1990. He is a general partner of The Jones Financial Companies, L.P., LLP, the parent company of Edward D. Jones & Co., L.P. where he has specialized in investment banking and structuring investments since 1980. He is also a director of Essex County Gas Company, St. Joseph Light & Power Co., SEMCO Energy, Inc. and Mid-America Realty Investment, Inc. Mr. Burkhardt is the beneficial owner of 2,105 Units.

         Ray A. Robbins, Jr., 53, Vice President and Director of CIP Management, Inc. since October 1989. He is a general partner of The Jones Financial Companies, L.P., LLP, the parent company of Edward D. Jones & Co., L.P., where he has specialized in securities analysis since 1984, and where he was responsible for municipal bond transactions from 1975 to 1983. Mr. Robbins is a beneficial owner of 2,000 Units.

         Marilyn A. Gaffney, 39, Secretary of CIP Management, Inc. since October 1989. She is a Limited Partner of The Jones Financial Companies, L.P., LLP, the parent company of Edward D. Jones & Co., L.P., where she has been a senior investment adviser in investment banking since 1980. Ms. Gaffney is the beneficial owner of 200 Units.

Item 11. EXECUTIVE COMPENSATION

         The information set forth under the caption "Partnership
Distributions and Allocations" in the Prospectus of the Partnership dated March 12, 1990, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information concerning the security ownership of the General Partner, Independent General Partners and the Officers and Directors of CIP Management, Inc., described in Items 1 and 10, is herein incorporated by reference.

         As of March 15, 1998, the following parties are known by the Partnership to be the beneficial owners of more than 5% of the Units.

                                              Amount of
                                              Beneficial                   % of Limited
         Name                             Ownership of Units            Partnership Capital
         ----                             ------------------            -------------------
         Iowa Ilinois Investment Co.            10,000                        11.39%
         EDJ Ventures Ltd.                      19,800                        22.55%
         Richard P. Kiphart                      4,590                         5.23%

         The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain relationships and related transactions, described in Item 10, are herein incorporated by reference.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      a. The following documents are filed as part of this report:

         1.    Financial Statements:
               --------------------

                     See Index to Financial Statements and Supplementary Data
               contained in Item 8 of this Form 10-K.

         2.    Financial Statement Schedules:
               -----------------------------

                     All financial statement schedules are omitted because
               they are not applicable or the required information is included in the balance sheet or notes thereto.

         3.    Exhibits:
               --------

               (3) Amended and Restated Certificate and Agreement of Limited Partnership dated as of March 29, 1990.

               (4)   Form of Unit Certificate.<F*>

               (10) Management Agreement dated March 28, 1990, between the Partnership and CIP Management, L.P. ,LLLP<F**>

               (28) Prospectus of the Partnership dated March 12, 1990, filed with the Securities and Exchange Commission in connection with Registration Statement No. 33-31649 on Form N-2 under the Securities Act of 1933. <F***>

               [FN]
               <F*>  Incorporated by reference to Exhibit A of the Prospectus of the Partnership dated March 12, 1990 filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933.

               <F**> Incorporated by reference to the Partnership's Proxy
                     Statement filed with the Securities Exchange Commission on March 11, 1991.

               <F***>Incorporated by reference to the Partnership's
                     Registration Statement No. 33-31649 on Form N-2 under the Securities Act of 1933.

      b. No reports on Form 8-K were filed during the quarter ended December 31, 1997.

      c. Exhibits filed as part of this report are included in Item (14)
         (a)(3) above.

      d. All financial statement schedules are omitted because they are not applicable or the required information is included in the balance sheet or notes thereto.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of March, 1998.


                                    Community Investment Partners, L.P.
                                    By: CIP Management, L.P., LLLP, its
                                        Managing General Partner

                                        By:  CIP Management, Inc., its
                                             Managing General Partner



                                        /s/    Daniel A. Burkhardt, President
                                        --------------------------------------
                                        By:  Daniel A. Burkhardt, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Daniel A. Burkhardt
------------------------------            General Partner of CIP Management
    Daniel A. Burkhardt                   L.P., LLLP, President, Treasurer and
                                          Director of CIP Management, Inc.



/s/ Ray L. Robbins
------------------------------            Vice President and Director of CIP
    Ray L. Robbins                        Management, Inc.



/s/ Tommy L. Gleason, Jr.
------------------------------            Individual General Partner,
    Tommy L. Gleason, Jr.                 Community Investment Partners, L.P.



/s/ E. Stanley Kroenke
------------------------------            Individual General Partner,
    E. Stanley Kroenke                    Community Investment Partners, L.P.

                               INDEX TO EXHIBITS
 Exhibit
 Number                  Description of Exhibit                         Page
 -------                 ----------------------                         ----
  (3)             Amended and Restated Certificate and
                  Agreement of Limited Partnership dated
                  as of March 29, 1990                                  <F*>

  (4)             Form of Unit Certificate                              <F*>

  (10)            Management Agreement dated March 28, 1990,
                  between the Partnership and CIP Management,
                  L.P.,LLLP                                             <F*>

  (28)            Prospectus of the Partnership dated March 12,
                  1990, filed with the Securities and Exchange
                  Commission in connection with Registration
                  Statement No. 33-31649 on Form N-2 under the
                  Securities Act of 1933                                <F*>

----------------
<F*>Incorporated by reference