Form 10-Q
period 1998-03-31
COMMUNITY INVESTMENT PARTNERS LP
filed 1998-05-13
CIK 856670

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            ----------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 1998   Commission file number  0-18042


                      COMMUNITY INVESTMENT PARTNERS, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            MISSOURI                                       43-1531582
--------------------------------------------------------------------------------
            (State or other jurisdiction of               (IRS Employer
            incorporation or organization)             Identification No.)

            12555 Manchester Road
            St. Louis, Missouri                               63131
--------------------------------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code       (314) 515-2000
                                                       ------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                    ---    ---

                      COMMUNITY INVESTMENT PARTNERS, L.P.

                                     INDEX

                                                                           Page
                                                                          Number
Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheet                                                    3
            Schedule of Portfolio Investments                                4
            Income Statement                                                 6
            Statement of Cash Flows                                          7
            Statement of Changes in Partnership Capital                      8
            Notes to Financial Statements                                    9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             10

Part II.    OTHER INFORMATION  <F*>

Item 1.     Legal Proceedings                                               12
Item 6.     Exhibits and Reports on Form 8-K                                12

            Signatures                                                      13

<F*>        Items 2,3,4 and 5 are omitted as they are not applicable

                       Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements


                                          COMMUNITY INVESTMENT PARTNERS, L.P.

                                                     BALANCE SHEET

                                                      (UNAUDITED)


                                                                                       March 31,      December 31,
                                                                                         1998             1997
------------------------------------------------------------------------------------------------------------------
                                              ASSETS
                                              ------

Investments at Fair Value
   (cost $1,207,461 and $1,282,944, respectively)                                     $1,663,861        $1,951,068
Cash and Cash Equivalents                                                                 52,169           146,085
Accrued Dividend and Interest Receivable                                                   3,617            59,784
                                                                                      ----------        ----------
   TOTAL ASSETS                                                                       $1,719,647        $2,156,937
                                                                                      ==========        ==========

                              LIABILITIES AND PARTNERSHIP CAPITAL
                              -----------------------------------

Liabilities:

Accounts Payable and Accrued Expenses                                                 $   16,250        $   13,000
                                                                                      ----------        ----------
   TOTAL LIABILITIES                                                                      16,250            13,000
                                                                                      ----------        ----------
Partnership Capital:
Capital - Limited Partners                                                             1,395,285         1,754,109
Capital - General Partners                                                               308,112           389,828
                                                                                      ----------        ----------

   TOTAL PARTNERSHIP CAPITAL                                                           1,703,397         2,143,937
                                                                                      ----------        ----------
TOTAL LIABILITIES AND
   PARTNERSHIP CAPITAL                                                                $1,719,647        $2,156,937
                                                                                      ==========        ==========

------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                       Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                                           COMMUNITY INVESTMENT PARTNERS, L.P.

                                            SCHEDULE OF PORTFOLIO INVESTMENTS

------------------------------------------------------------------------------------------------------------------
Company                             Nature of Business                                                Fair Value
Initial Investment Date             Investment                                           Cost       March 31, 1998
------------------------------------------------------------------------------------------------------------------
Saztec International, Inc.          Provides services for database
(SAZZ)                              construction and information
                                    conversion

      June 7, 1990                  27,100 shares Common Stock                        $   78,324        $   20,325

Intermedia                          Organized to install and provide
Communications of                   private, dedicated telecommunication
Florida  (ICIX)                     lines using fiber optic cable

      May 31, 1991                  6,535 shares Common Stock                             18,397           520,349

Innovation Medical                  Manufactures highly specialized
Technologies, Inc.                  medical instruments for use in
                                    ophthalmic surgery

      July 26, 1991                 5,769 shares of 6% Class A
                                    Cumulative Convertible
                                    Preferred Stock                                      149,994           149,994

      March 11, 1992                5,625 shares of 6% Class B
                                    Convertible Preferred Stock                           90,000            90,000

      September 30, 1992            Warrants to purchase
                                    14,440 shares of Common Stock
                                    at $2.50 per share, expiring 12/31/00                      0                 0

      May 26, 1994                  Warrants to purchase 2,800 shares of
                                    Common Stock at $5.00 per share,
                                    expiring 12/31/02                                          0                 0

Citation Computers                  Provides clinical
(CITA)                              laboratory information

      October 31, 1991              13,680 shares of Common Stock                         33,578           128,250


------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.



                       Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements


                                           COMMUNITY INVESTMENT PARTNERS, L.P.

                                       SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D)
------------------------------------------------------------------------------------------------------------------
Company                             Nature of Business                                                Fair Value
Initial Investment Date             Investment                                           Cost       March 31, 1998
------------------------------------------------------------------------------------------------------------------
Vision Partners, L.P.               Owns stock in Family Vision
                                    Center, Inc., which operates leased
                                    optical departments in host stores

      October 19, 1992              Limited Partnership Interests                        450,000           450,000

      December 1, 1993              Limited Partnership Interests                        124,965           124,965

Isolyser Company, Inc.              Makes healthcare disposables from
(OREX)                              hot-water soluble polymer

      August 30, 1996               68,563 shares of Common Stock                        262,203           179,978
                                                                                      ----------        ----------

                                                                                      $1,207,461        $1,663,861
                                                                                      ==========        ==========




------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                       Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                                           COMMUNITY INVESTMENT PARTNERS, L.P.

                                                    INCOME STATEMENT

                                                       (UNAUDITED)

                                                                                    Three Months      Three Months
                                                                                         Ended            Ended
                                                                                    March 31, 1998    March 31, 1997
--------------------------------------------------------------------------------------------------------------------
                                            INCOME
                                            ------

Dividend and Interest Income                                                          $    3,703        $       61
                                                                                      ----------        ----------

   TOTAL INCOME                                                                            3,703                61
                                                                                      ----------        ----------

                                           EXPENSES
                                           --------

Professional Fees                                                                          3,986                --
Trustee Fees                                                                                  --               526
Directors Fees                                                                             1,000                --
                                                                                      ----------        ----------

   TOTAL EXPENSES                                                                          4,986               526
                                                                                      ----------        ----------

Net Loss before Realized Gains and Unrealized Losses                                      (1,283)             (465)

Net Realized Gain on Sale of Investments                                                 527,207                --

Net Unrealized Losses on Investments                                                    (211,724)         (396,355)
                                                                                      ----------        ----------

   NET INCOME (LOSS)                                                                  $  314,200        $ (396,820)
                                                                                      ==========        ==========
Per Unit Information:
   Net Income (Loss)                                                                  $     2.91        $    (3.68)
                                                                                      ==========        ==========

   Net Asset Value (as of March 31, 1998 and
   December 31, 1997)                                                                 $    15.79        $    19.88
                                                                                      ==========        ==========
Units Outstanding:
   Limited Partners                                                                       87,820            87,820
   General Partners                                                                       20,000            20,000


--------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                       Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                                           COMMUNITY INVESTMENT PARTNERS, L.P.

                                                 STATEMENT OF CASH FLOWS

                                                       (UNAUDITED)

                                                                                    Three Months      Three Months
                                                                                        Ended             Ended
                                                                                    March 31, 1998    March 31, 1997
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED (USED) BY OPERATING
ACTIVITIES:

   Net Income (Loss)                                                                  $  314,200        $ (396,820)
   Adjustments to reconcile Net Income (Loss) to Net
     Cash Provided (Used) by Operating Activities -
   Purchase of Portfolio Investments                                                          --            (1,197)
   Sale of Portfolio Investments                                                         602,690                --
   Net Realized Gain on Sale of Portfolio Investments                                   (527,207)               --
   Unrealized Loss on Investments                                                        211,724           396,355
   Decrease (Increase) in Accrued Interest
     Receivable                                                                           56,167               (61)
   Increase (Decrease) in Accounts Payable
     and Accrued Expenses                                                                  3,250            (5,610)
                                                                                      ----------        ----------
   Total Cash Provided (Used) by
     Operating Activities                                                                660,824            (7,333)
                                                                                      ----------        ----------

CASH FLOWS USED BY FINANCING ACTIVITIES:

   Capital Distribution                                                                 (754,740)               --
                                                                                      ----------        ----------

   Total Cash Used by Financing Activities                                              (754,740)               --
                                                                                      ----------        ----------

   Net Decrease in Cash and Cash Equivalents                                             (93,916)           (7,333)

CASH AND EQUIVALENTS, Beginning of year                                                  146,085            80,365
                                                                                      ----------        ----------

CASH AND EQUIVALENTS, End of year                                                     $   52,169        $   73,032
                                                                                      ==========        ==========
--------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                       Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements


                                           COMMUNITY INVESTMENT PARTNERS, L.P.

                                       STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                                                       (UNAUDITED)

                                                                    Three Months Ended March 31, 1998 and 1997

                                                                 Limited Partners  General Partners       Total
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                         $ 1,973,575       $   439,807       $ 2,413,382

Net (Loss)                                                            (323,210)          (73,610)         (396,820)

Distribution                                                                --                --                --
                                                                   -----------       -----------       -----------

Balance, March 31, 1997                                            $ 1,650,365       $   366,197       $ 2,016,562
                                                                   ===========       ===========       ===========

Balance, December 31, 1997                                         $ 1,754,109       $   389,828       $ 2,143,937

Net Income                                                             255,916            58,284           314,200

Distribution                                                          (614,740)         (140,000)         (754,740)
                                                                   -----------       -----------       -----------

Balance, March 31, 1998                                            $ 1,395,285       $   308,112       $ 1,703,397
                                                                   ===========       ===========       ===========

------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                       Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements


                      COMMUNITY INVESTMENT PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

BASIS OF PRESENTATION

      Community Investment Partners, L.P. (CIP) is a limited partnership which has elected to be a business development company under the Investment Company Act of 1940, as amended. As a business development company, the partnership is required to invest at least 70% of its total assets in qualifying investments as specified in the Investment Company Act. CIP Management, L.P., LLLP (Management), a limited liability limited partnership, is the Managing General Partner of CIP. Management is responsible for making all decisions regarding CIP's investment portfolio. CIP is no longer making initial investments.

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

                       Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                      COMMUNITY INVESTMENT PARTNERS, L.P.

                       MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

      Net income for the quarter ended March 31, 1998, was $314, 200, compared to net loss of $396,820 for the same period ended 1997. This increase in net income is primarily attributable to realized gains on the sale of Intermedia Communications of Florida common stock totaling $527,207 during the first quarter of 1998. There was also a net unrealized loss on investments of $211,724. This was due to reversals of prior period unrealized gains on stock sold partially offset by unrealized gains recorded on shares of Isolyser Company, Inc., Citation Computers, and Saztec International, Inc., as their share prices increased.

      In addition, income derived from dividends and interest increased approximately $3,600 from the quarter ended March 31, 1997 due to dividends from Innovation Medical Technologies, Inc. 6% Class A and 6% Class B Preferred Stock. Expenses increased approximately $4,500 from the quarter ended March 31, 1997 due to audit and tax fees and directors fees.

      The Partnership made a distribution of $7 per unit, totaling $754,740, during the first quarter of 1998.

      As of March 31, 1998, unrealized gains on investments totaled $456,400. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments.


INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the quarter ending March 31, 1998.

                              Type of                                                                  Realized
Company                       Transaction                  Cost                  Proceeds             Gain (Loss)
-------------------------     -------------             ----------             -----------            ----------
Innovation Medical            Payment of
  Technologies, Inc.          Term Note                 $   40,763             $    40,763            $        0

Innovation Medical            Payment of
  Technologies, Inc.          Term Note                     15,008                  15,008                     0

Intermedia Communications     Sale of
  of Florida                  Common Stock                  19,712                 546,919               527,207
                                                        ----------             -----------            ----------

    Totals                                              $   75,483             $   602,690            $  527,207
                                                        ==========             ===========            ==========

                       Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

      The partnership's total capital of $1,703,397 as of March 31, 1998, consisted of $1,395,285 in limited partner capital and $308,112 in general partner capital.

      Net income for the quarter was allocated to the limited partners in the amount of $255,916 and to the general partners in the amount of $58,284.

      At March 31, 1998, the Partnership had $52,169 in cash and cash equivalents.

SUBSEQUENT EVENTS

      There were no subsequent events.

                          Part II. OTHER INFORMATION


                      COMMUNITY INVESTMENT PARTNERS, L.P.

Item 1:     Legal Proceedings

            The partnership is not a party to any material pending legal proceedings.

Item 6:     Exhibits and Reports on Form 8-K

            (a) Exhibits
            None

            (b) Reports on Form 8-K
            No reports were filed on Form 8-K for the quarter ended March 31, 1998.

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


                      COMMUNITY INVESTMENT PARTNERS, L.P.

          By:     CIP Management, L.P., LLLP, Managing General Partner
          By:     CIP Management, Inc., its Managing General Partner


/s/   Daniel A. Burkhardt
      -----------------------       President, Treasurer and Director       May 15, 1998
      Daniel A. Burkhardt


/s/   Ray L. Robbins, Jr.
      -----------------------       Vice-President and Director             May 15, 1998
      Ray L. Robbins, Jr.