Form 10-Q
period 1998-06-30
COMMUNITY INVESTMENT PARTNERS LP
filed 1998-08-12
CIK 856670

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            ----------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  JUNE 30, 1998   Commission file number  0-18042


                      COMMUNITY INVESTMENT PARTNERS, L.P.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         MISSOURI                                       43-1531582
-----------------------------------------------------------------------------
         (State or other jurisdiction of            (IRS Employer
         incorporation or organization)             Identification No.)

         12555 Manchester Road
         St. Louis, Missouri                              63131
-----------------------------------------------------------------------------
         (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code     (314) 515-2000
                                                           ------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO
                                                    ----    ----

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


<F*> Items 2,3,4 and 5 are omitted as they are not applicable


                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              COMMUNITY INVESTMENT PARTNERS, L.P.

                                         BALANCE SHEET

                                          (UNAUDITED)
                                                               June 30,               December 31,
                                                                 1998                     1997
--------------------------------------------------------------------------------------------------

                                       ASSETS
                                       ------
Investments at Fair Value
    (cost $1,207,461 and $1,282,944, respectively)            $1,197,562              $1,951,068
Cash and Cash Equivalents                                         28,985                 146,085
Accrued Dividend and Interest Receivable                           7,291                  59,784
                                                              ----------              ----------
    TOTAL ASSETS                                              $1,233,838              $2,156,937
                                                              ==========              ==========


                        LIABILITIES AND PARTNERSHIP CAPITAL
                        -----------------------------------

Liabilities:

Accounts Payable and Accrued Expenses                         $    6,500              $   13,000
                                                              ----------              ----------

    TOTAL LIABILITIES                                              6,500                  13,000
                                                              ----------              ----------

Partnership Capital:
Capital - Limited Partners                                     1,007,535               1,754,109
Capital - General Partners                                       219,803                 389,828
                                                              ----------              ----------


    TOTAL PARTNERSHIP CAPITAL                                  1,227,338               2,143,937
                                                              ----------              ----------

TOTAL LIABILITIES AND
    PARTNERSHIP CAPITAL                                       $1,233,838              $2,156,937
                                                              ==========              ==========

--------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.


                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    COMMUNITY INVESTMENT PARTNERS, L.P.

                                     SCHEDULE OF PORTFOLIO INVESTMENTS

-------------------------------------------------------------------------------------------------------------

Company                       Nature of Business                                                Fair Value
Initial Investment Date       Investment                                        Cost           June 30, 1998

-------------------------------------------------------------------------------------------------------------
Saztec International, Inc.    Provides services for database
(SAZZ)                        construction and information
                              conversion

      June 7, 1990            27,100 shares of Common Stock                 $ 78,324              $ 18,631

Intermedia                    Organized to install and provide
Communications of             private, dedicated telecommunication
Florida  (ICIX)               lines using fiber optic cable

      May 31, 1991            13,070 shares of Common Stock                   18,397               548,123

Innovation Medical            Manufactures highly specialized
Technologies, Inc.            medical instruments for use in
                              ophthalmic surgery

      July 26, 1991           5,769 shares of 6% Class A
                              Cumulative Convertible
                              Preferred Stock                                149,994               149,994

      March 11, 1992          5,625 shares of 6% Class B
                              Convertible Preferred Stock                     90,000                90,000

      September 30, 1992      Warrants to purchase
                              14,400 shares of Common Stock
                              at $2.50 per share, expiring 12/31/00                0                     0

      May 26, 1994            Warrants to purchase 2,800 shares of
                              Common Stock at $5.00 per share,
                              expiring 12/31/02                                    0                     0

Citation Computers            Provides clinical
(CITA)                        laboratory information

      October 31, 1991        13,680 shares of Common Stock                   33,578                64,980
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    COMMUNITY INVESTMENT PARTNERS, L.P.

                                SCHEDULE OF PORTFOLIO INVESTMENTS (cont'd)

------------------------------------------------------------------------------------------------------------

Company                       Nature of Business                                                 Fair Value
Initial Investment Date       Investment                                        Cost           June 30, 1998

------------------------------------------------------------------------------------------------------------
Vision Partners, L.P.         Owns stock in Family Vision
                              Center, Inc., which operates leased
                              optical departments in host stores

      October 19, 1992        Limited Partnership Interests                  450,000               112,476

      December 1, 1993        Limited Partnership Interests                  124,965                31,234

Isolyser Company, Inc.        Makes healthcare disposables from
(OREX)                        hot-water soluble polymer

      August 30, 1996         68,563 shares of Common Stock                  262,203               182,124
                                                                          ----------            ----------

                                                                          $1,207,461            $1,197,562
                                                                          ==========            ==========

------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.


                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                         COMMUNITY INVESTMENT PARTNERS, L.P.

                                                  INCOME STATEMENT

                                                    (UNAUDITED)
                                                         Three Months Ended                  Six Months Ended
                                                   June 30,           June 30,          June 30,          June 30,
                                                     1998               1997             1998               1997

===================================================================================================================
                                                     INCOME
                                                     ------

Dividend and Interest Income                       $   3,898           $    697         $   7,601         $     758
                                                   ---------           --------         ---------         ---------

      TOTAL INCOME                                     3,898                697             7,601               758
                                                   ---------           --------         ---------         ---------

                                                   EXPENSES
                                                   --------

Professional Fees                                     11,928                774            15,893             1,300
Directors Fees                                         1,000                 --             2,000                --
Other                                                    730                 --               751                --
                                                   ---------           --------         ---------         ---------

      TOTAL EXPENSES                                  13,658                774            18,644             1,300
                                                   ---------           --------         ---------         ---------

Net (Loss) before Realized Gains and
      Unrealized (Losses) Gains                       (9,760)               (77)          (11,043)             (542)
Net Realized Gains on
      Sale of Investments                                 --             78,174           527,207            78,174
Net Unrealized (Losses) Gains on
      Investments                                   (466,299)           151,664          (678,023)         (244,691)
                                                   ---------           --------         ---------         ---------

NET (LOSS) INCOME                                  $(476,059)          $229,761         $(161,859)        $(167,059)
                                                   =========           ========         =========         =========
Per Unit Information:
      Net (Loss) Income                            $   (4.42)          $   2.13         $   (1.50)        $   (1.55)
                                                   =========           ========         =========         =========
      Net Asset Value (as of June 30, 1998
      and December 31, 1997)                                                            $   11.38         $   19.88
                                                                                        =========         =========
Units Outstanding:
      Limited Partners                                                                     87,820            87,820
      General Partners                                                                     20,000            20,000

-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              COMMUNITY INVESTMENT PARTNERS, L.P.

                                    STATEMENT OF CASH FLOWS

                                          (UNAUDITED)
                                                                    Six Months Ended
                                                             June 30, 1998      June 30, 1997
=============================================================================================
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES:

     Net Loss                                                  $(161,859)        $(167,059)
     Adjustments to reconcile Net Loss to Net
       Cash Provided by Operating Activities -
     Purchase of Portfolio Investments                                --            (1,197)
     Sale of Portfolio Investments                               602,690            86,622
     Net Realized Gain on Sale of Portfolio Investments         (527,207)          (78,174)
     Unrealized Loss on Investments                              678,023           244,691
     Decrease (Increase) in Accrued Interest
       Receivable                                                 52,493              (758)
     Decrease in Accounts Payable
       and Accrued Expenses                                       (6,500)          (12,100)
                                                               ---------         ---------
     Total Cash Provided by
       Operating Activities                                      637,640            72,025
                                                               ---------         ---------

CASH FLOWS USED BY FINANCING ACTIVITIES:

     Capital Distribution                                       (754,740)               --
                                                               ---------         ---------

     Total Cash Used by Financing Activities                    (754,740)               --
                                                               ---------         ---------

     Net (Decrease) Increase in Cash and Cash Equivalents       (117,100)           72,025

CASH AND EQUIVALENTS, Beginning of period                        146,085            80,365
                                                               ---------         ---------

CASH AND EQUIVALENTS, End of period                            $  28,985         $ 152,390
                                                               =========         =========

--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            COMMUNITY INVESTMENT PARTNERS, L.P.

                        STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                                        (UNAUDITED)

                                                    Six Months Ended June 30, 1998 and 1997

                                               Limited Partners   General Partners       Total
================================================================================================
Balance, December 31, 1996                        $1,973,575         $ 439,807        $2,413,382
Net Loss                                            (136,070)          (30,989)         (167,059)
                                                  ----------         ---------        ----------

Balance, June 30, 1997                            $1,837,505         $ 408,818        $2,246,323
                                                  ==========         =========        ==========

Balance, December 31, 1997                        $1,754,109         $ 389,828        $2,143,937
Net Loss                                            (131,834)          (30,025)         (161,859)
Distribution                                        (614,740)         (140,000)         (754,740)
                                                  ----------         ---------        ----------

Balance, June 30, 1998                            $1,007,535         $ 219,803        $1,227,338
                                                  ==========         =========        ==========

================================================================================================

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

                         Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                      MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998 VERSUS QUARTER ENDED JUNE 30, 1997
      Net loss for the three months ended June 30, 1998, was $476,059, compared to net income of $229,761 for the three months ended June 30, 1997. The loss for the three months ended June 30, 1998 was primarily attributable to an unrealized loss of $431,000 on Vision Partners, L.P., due to the decrease in the investment's underlying value. Additionally, there was an unrealized loss of $63,000 on Citation Computers, due to a decline in its share price. These unrealized losses were offset partially by unrealized gains on Intermedia Communications of Florida and Isolyser Company, Inc.

      Dividend and interest income increased approximately $3,200 from the three months ended June 30, 1997 due to dividends accrued for Innovation Medical Technologies, Inc. 6% Class A and 6% Class B Preferred Stock. Expenses increased approximately $12,900 during this same period, due to increased consulting fees, payment to the directors for attending a Board of Directors meeting and payment of legal and trustee fees.

SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997
      Losses for the six months ended June 30, 1998 and 1997 were $161,859 and $167,059, respectively. Losses for the six months ended June 30, 1998, were attributable to unrealized losses on investments offset by realized gains on investments. The unrealized losses were primarily due to the write-down of CIP's investment in Vision Partners, L.P., as its underlying value declined significantly. Additionally, there were unrealized losses due to reversals of prior period unrealized gains on stock sales. These unrealized losses were partially offset by unrealized gains recorded on shares of Intermedia Communications of Florida, Isolyser Company, Inc. and Saztec International, Inc., as their share prices increased.

      Dividend and interest income increased approximately $6,800 between the six months ended June 30, 1998 and June 30, 1997 due to accrued dividends. Expenses increased approximately $17,000, mainly due to an increase in professional fees between the six month periods ended June 30, 1998 and 1997.

      During the second quarter of 1998, the stock of Intermedia
Communications of Florida had a two-for-one stock split.

      As of June 30, 1998, unrealized losses on investments totaled $9,899. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments.

                         Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the period ended June 30, 1998.


                           Type of                                               Realized
Company                    Transaction                 Cost         Proceeds    Gain (Loss)
-------------------------  -------------------       -------        ---------   -----------
Quarter 1 ended:
---------------
Innovation Medical         Payment of
  Technologies, Inc.       Term Note                 $40,763        $ 40,763      $      0

Innovation Medical         Payment of
  Technologies, Inc.       Term Note                  15,008          15,008             0

Intermedia Communications  Sale of
  of Florida               Common Stock               19,712         546,919       527,207
                                                     -------        --------      --------

       Totals                                        $75,483        $602,690      $527,207
                                                     =======        ========      ========


LIQUIDITY AND CAPITAL RESOURCES

      The partnership's total capital of $1,227,338 as of June 30, 1998, consisted of $1,007,535 in limited partner capital and $219,803 in general partner capital. Net loss for the quarter was allocated to the limited partners in the amount of $131,834 and to the general partners in the amount of $30,025.

      At June 30, 1998, the Partnership had $28,985 in cash and cash equivalents.

SUBSEQUENT EVENTS

      On July 30, 1998, Innovation Medical Technologies, Inc. merged with Breck, Inc. and Alcon Laboratories, Inc. CIP's investment in Innovation Medical Technologies, Inc. was liquidated and CIP received cash of $1,346,621. Additionally, $274,315 is being held in escrow, for possible future distribution. As a result of this transaction, a gain of $1,106,627 will be realized in the third quarter of 1998. CIP also received cash of $8,413 for dividends due on the Innovation Medical Technologies, Inc. Preferred Stock. CIP distributed $1,347,750, or $12.50 per unit, to unit holders on August 3, 1998.

                          Part II. OTHER INFORMATION

                      COMMUNITY INVESTMENT PARTNERS, L.P.

Item 1:     Legal Proceedings

            The partnership is not a party to any material pending legal proceedings.

Item 6:     Exhibits and Reports on Form 8-K

            (a) Exhibits
            None

            (b) Reports on Form 8-K
            No reports were filed on Form 8-K for the quarter ended
            June 30, 1998.

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


                     COMMUNITY INVESTMENT PARTNERS, L.P.

                   By:   CIP Management, L.P., LLLP, Managing General Partner
                   By:   CIP Management, Inc., its Managing General Partner


/s/    Daniel A. Burkhardt
                                   President, Treasurer and Director     August 14, 1998
       -------------------------
       Daniel A. Burkhardt


/s/    Ray L. Robbins, Jr.
                                   Vice-President and Director           August 14, 1998
       -------------------------
       Ray L. Robbins, Jr.