Form 10-Q
period 1998-09-30
COMMUNITY INVESTMENT PARTNERS LP
filed 1998-11-12
CIK 856670

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                       -------------------------

                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1998
                               -----------------------
Commission file number   0-18042
                       -----------

                   COMMUNITY INVESTMENT PARTNERS, L.P.
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


         MISSOURI                                   43-1531582
------------------------------------------------------------------------
         (State or other jurisdiction of            (IRS Employer
         incorporation or organization)             Identification No.)

         12555 Manchester Road
         St. Louis, Missouri                           63131
------------------------------------------------------------------------
         (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code (314) 515-2000
                                                          --------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO
   ---   ---

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                                    INDEX
                                                                      Page
                                                                     Number
      Part I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheet                                           3
               Schedule of Portfolio Investments                       4
               Income Statement                                        5
               Statement of Cash Flows                                 6
               Statement of Changes in Partnership Capital             7
               Notes to Financial Statements                           8

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     9

      Part II. OTHER INFORMATION <F*>

      Item 1.  Legal Proceedings                                      11
      Item 6.  Exhibits and Reports on Form 8-K                       11
               Signatures                                             12

[FN]
      <F*>     Items 2,3,4 and 5 are omitted as they are not applicable

                     Part I. FINANCIAL INFORMATION


Item 1.    Financial Statements

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                                BALANCE SHEET

                                 (UNAUDITED)
                                                 September 30,    December 31,
                                                     1998             1997
------------------------------------------------------------------------------

                               ASSETS
                               ------
Investments at Fair Value
  (cost $418,745 and $1,282,944, respectively)      $479,579     $1,951,068
Cash and Cash Equivalents                            148,666        146,085
Accrued Dividend and Interest Receivable                  --         59,784
                                                    --------     ----------
  TOTAL ASSETS                                      $628,245     $2,156,937
                                                    ========     ==========


                 LIABILITIES AND PARTNERSHIP CAPITAL
                 -----------------------------------
Liabilities:
Accounts Payable and Accrued Expenses                 $9,750     $   13,000
                                                    --------     ----------
  TOTAL LIABILITIES                                    9,750         13,000
                                                    --------     ----------
Partnership Capital:
Capital - Limited Partners                           511,625      1,754,109
Capital - General Partners                           106,870        389,828
                                                    --------     ----------

  TOTAL PARTNERSHIP CAPITAL                          618,495      2,143,937
                                                    --------     ----------
TOTAL LIABILITIES AND
  PARTNERSHIP CAPITAL                               $628,245     $2,156,937
                                                    ========     ==========

------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                     Part I. FINANCIAL INFORMATION


Item 1.    Financial Statements

                                   COMMUNITY INVESTMENT PARTNERS, L.P.

                                   SCHEDULE OF PORTFOLIO INVESTMENTS
------------------------------------------------------------------------------------------------------------
Company                             Nature of Business                                        Fair Value
Initial Investment Date             Investment                                  Cost      September 30, 1998
------------------------------------------------------------------------------------------------------------
SAZTEC INTERNATIONAL,               Provides services for database
INC. (SAZZ)                         construction and information
                                    conversion

    June 7, 1990                    27,100 shares of Common Stock              $ 78,324       $ 14,363

INTERMEDIA                          Organized to install and provide
COMMUNICATIONS OF                   private, dedicated telecommunication
FLORIDA  (ICIX)                     lines using fiber optic cable

    May 31, 1991                    13,070 shares of Common Stock                18,397        320,999

CITATION COMPUTERS                  Provides clinical
(CITA)                              laboratory information

    October 31, 1991                13,680 shares of Common Stock                33,578         38,441

VISION PARTNERS, L.P.               Owns stock in Family Vision
                                    Center, Inc., which operates leased
                                    optical departments in host stores

    October 19, 1992                Limited Partnership Interests                20,539         20,539

    December 1, 1993                Limited Partnership Interests                 5,704          5,704

ISOLYSER COMPANY, INC.              Makes healthcare disposables from
(OREX)                              hot-water soluble polymer

    August 30, 1996                 68,563 shares of Common Stock               262,203         79,533
                                                                               --------       --------

                                                                               $418,745       $479,579
                                                                               ========       ========

------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                     Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                              COMMUNITY INVESTMENT PARTNERS, L.P.

                                       INCOME STATEMENT

                                         (UNAUDITED)

                                          Three Months Ended           Nine Months Ended
                                       Sept. 30,       Sept. 30      Sept. 30      Sept. 30
                                          1998           1997          1998          1997
--------------------------------------------------------------------------------------------
                                              INCOME
                                              ------
Dividend and Interest Income            $  1,122       $    696     $    8,723     $   1,454
                                        --------       --------     ----------     ---------

   TOTAL INCOME                            1,122            696          8,723         1,454
                                        --------       --------     ----------     ---------

                                             EXPENSES
                                             --------
Professional Fees                          4,813          6,516         20,706         7,816
Directors Fees                                --             --          2,000            --
Other                                        515            548          1,266           548
                                        --------       --------     ----------     ---------

   TOTAL EXPENSES                          5,328          7,064         23,972         8,364
                                        --------       --------     ----------     ---------

Net (Loss) before Realized Gains and
   Unrealized Gains (Losses)              (4,206)        (6,368)       (15,249)       (6,910)
Net Realized Gains on
   Sale of Investments                   672,380        312,623      1,199,587       390,797
Net Unrealized Gains (Losses) on
   Investments                            70,733         19,266       (607,290)     (225,425)
                                        --------       --------     ----------     ---------

   NET INCOME                           $738,907       $325,521     $  577,048     $ 158,462
                                        ========       ========     ==========     =========

Per Unit Information:
   Net Income                           $   6.85       $   3.02     $     5.35     $    1.47
                                        ========       ========     ==========     =========

   Net Asset Value
   (as of September 30, 1998
   and December 31, 1997)                                           $     5.74     $   19.88
                                                                    ==========     =========


Units Outstanding:
   Limited Partners                                                     87,820        87,820
   General Partners                                                     20,000        20,000

--------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                     Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                          COMMUNITY INVESTMENT PARTNERS, L.P.

                               STATEMENT OF CASH FLOWS

                                    (UNAUDITED)

                                                                        Nine Months Ended
                                                                  Sept. 30, 1998  Sept. 30, 1997
------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES:

   Net Income                                                      $   577,048     $ 158,462
   Adjustments to reconcile Net Income to Net
     Cash Provided by Operating Activities -
   Purchase of Portfolio Investments                                        --        (1,197)
   Sale of Portfolio Investments                                     2,063,786       522,239
   Net Realized Gain on Sale of Portfolio Investments               (1,199,587)     (390,797)
   Unrealized Loss on Investments                                      607,290       225,425
   Decrease (Increase) in Accrued Interest
     Receivable                                                         59,784        (1,454)
   Decrease in Accounts Payable
     and Accrued Expenses                                               (3,250)       (5,800)
                                                                   -----------     ---------
   Total Cash Provided by
     Operating Activities                                            2,105,071       506,878
                                                                   -----------     ---------

CASH FLOWS USED BY FINANCING ACTIVITIES:

   Capital Distribution                                             (2,102,490)     (539,100)
                                                                   -----------     ---------

   Total Cash Used by Financing Activities                          (2,102,490)     (539,100)
                                                                   -----------     ---------

   Net Increase (Decrease) in Cash and Cash Equivalents                  2,581       (32,222)

CASH AND EQUIVALENTS, Beginning of period                              146,085        80,365
                                                                   -----------     ---------

CASH AND EQUIVALENTS, End of period                                $   148,666     $  48,143
                                                                   ===========     =========

------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                     Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                                   COMMUNITY INVESTMENT PARTNERS, L.P.

                               STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                                             (UNAUDITED)
                                                        Nine Months Ended September 30, 1998 and 1997

                                                  Limited Partners      General Partners          Total
----------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                          $ 1,973,575            $ 439,807           $ 2,413,382
Net Income                                          $   129,067            $  29,395           $   158,462
Distribution                                           (439,100)            (100,000)             (539,100)
                                                    -----------            ---------           -----------
Balance, September 30, 1997                         $ 1,663,542            $ 369,202           $ 2,032,744
                                                    ===========            =========           ===========


Balance, December 31, 1997                          $ 1,754,109            $ 389,828           $ 2,143,937
Net Income                                              470,006              107,042               577,048
Distribution                                         (1,712,490)            (390,000)           (2,102,490)
                                                    -----------            ---------           -----------

Balance, September 30, 1998                         $   511,625            $ 106,870           $   618,495
                                                    ===========            =========           ===========

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

                     Part I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                COMMUNITY INVESTMENT PARTNERS, L.P.

                MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998 VERSUS QUARTER ENDED SEPTEMBER 30, 1997

     Net income for the three months ended September 30, 1998 and 1997, was $738,907 and $325,521, respectively. Income for the three months ended September 30, 1998, was attributable to net realized and unrealized gains on investments. The net realized gain of $672,380 for the three months ended September 30, 1998, was comprised of a realized gain of $1,106,627 on the liquidation of the Partnership's investment in Innovation Medical Technologies, Inc. and a realized loss of $434,247 on the sale of Vision Partners, L.P.

     The net unrealized gain of $70,733 relates primarily to the reversal of prior period unrealized losses on the sale of Vision Partners, L.P. This unrealized gain was offset by unrealized losses recorded on shares of Intermedia Communications of Florida (down 41%), Isolyser Company, Inc. (down 56%), Saztec International, Inc. (down 23%) and Citation Computers (down 41%), as their share prices decreased significantly from the second quarter.

     Dividend and interest income of $1,122 during the three months ended September 30, 1998, represents additional dividends received when the Partnership's investment in Innovation Medical Technologies, Inc. was liquidated. Expenses of $5,328 for the three months ended September 30, 1998, deceased approximately $1,700, or 25%, compared to third quarter 1997. This decrease is the result of lower professional fees.

     During the quarter ended September 30, 1998, the Partnership made a distribution of $12.50 per unit.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER
30, 1997

     Net income for the nine months ended September 30, 1998 and 1997, was $577,048 and $158,462, respectively. Income for the nine months ended September 30, 1998, was attributable to net realized gains on investments offset by net unrealized losses on investments. The net unrealized losses were due to both the reversal of prior period unrealized gains on stock sales and unrealized losses recorded on shares of Intermedia Communications of Florida (down 60%), Isolyser Company, Inc. (down 51%) and Citation Computers (down 57%), as their share prices decreased. These unrealized losses were partially offset by unrealized gains on Saztec International, Inc.

     Dividend and interest income increased approximately $7,300 between the nine months ended September 30, 1998 and 1997, due to dividends received on the Innovation Medical Technologies, Inc. 6% Class A and 6% Class B Preferred Stock. Expenses increased approximately $15,600, mainly due to an increase in professional fees between the nine month periods ended September 30, 1998 and 1997.

     During the nine months ended September 30, 1998, the Partnership made distributions totaling $19.50 per unit.

     As of September 30, 1998, unrealized gains on investments totaled $60,834. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments.

                     Part I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the period ended September 30, 1998.

                            Type of                                      Realized
Company                     Transaction            Cost     Proceeds    Gain (Loss)
-------------------------   -------------------  --------   --------    -----------
Quarter 1 ended:
----------------
Innovation Medical          Payment of
  Technologies, Inc.        Term Note            $ 40,763  $   40,763   $        0

Innovation Medical          Payment of
  Technologies, Inc.        Term Note              15,008      15,008            0

Intermedia Communications   Sale of
  of Florida                Common Stock           19,712     546,919      527,207

Quarter 3 ended:
----------------
Innovation Medical          Liquidation of
  Technologies, Inc.        Preferred Stock       239,994   1,346,621    1,106,627

Vision Partners, L.P.       Liquidation of
                            Limited Partnership
                            Interests             548,722     114,475     (434,247)
                                                 --------  ----------   ----------

     Totals                                      $864,199  $2,063,786   $1,199,587
                                                 ========  ==========   ==========


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the partnership's total capital of $618,495 consisted of $511,625 in limited partner capital and $106,870 in general partner capital. Net income for the quarter was allocated to the limited partners in the amount of $470,006 and to the general partners in the amount of $107,042.

     At September 30, 1998, the Partnership had $148,666 in cash and cash equivalents.

SUBSEQUENT EVENTS

     There were no subsequent events.

                        Part II. OTHER INFORMATION


                     COMMUNITY INVESTMENT PARTNERS, L.P.

Item 1:   Legal Proceedings

          The partnership is not a party to any material pending legal proceedings.

Item 6:   Exhibits and Reports on Form 8-K

          (a) Exhibits
          None

          (b) Reports on Form 8-K
          No reports were filed on Form 8-K for the quarter ended September 30, 1998.

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


             COMMUNITY INVESTMENT PARTNERS, L.P.

             By: CIP Management, L.P., LLLP, Managing General Partner
             By: CIP Management, Inc., its Managing General Partner

/s/ Daniel A. Burkhardt    President, Treasurer and Director     November 13, 1998
    -------------------
    Daniel A. Burkhardt


/s/ Ray L. Robbins, Jr.    Vice-President and Director           November 13, 1998
    -------------------
    Ray L. Robbins, Jr.