Form 10-K
period 1998-12-31
COMMUNITY INVESTMENT PARTNERS LP
filed 1999-03-30
CIK 856670

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                        ___________________

                             FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934


            For the fiscal year ended December 31, 1998
                                      -----------------
                  Commission file number 0-18042
                                         -------



                COMMUNITY INVESTMENT PARTNERS, L.P.
____________________________________________________________________
       (Exact name of registrant as specified in its charter)


           MISSOURI                            43-1531582
____________________________________________________________________
State or other jurisdiction of             (IRS Employer
incorporation or organization)             Identification No.)


     12555 Manchester Road
     St. Louis, Missouri                           63131
____________________________________________________________________
(Address and principal executive office)          Zip Code)


Registrant's telephone number, including area code  (314) 515-2000
                                                   _________________

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [ X ]   NO [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in part III of this
Form 10-K or any amendment to this form 10-K.   YES  [   ]   NO [ X ]

     As of March 15, 1999, 71,715 units of limited partnership interest (Units), representing net assets of $349,664 were held by non-affiliates. There is no established public market for such Units.

                DOCUMENTS INCORPORATED BY REFERENCE



     Portions of the Prospectus of the Registrant dated March 12, 1990, filed with the Securities and Exchange Commission and portions of the Proxy Statement of the Registrant dated March 12, 1991, and filed with the Securities and Exchange Commission are incorporated by reference in
Part I, Part II and Part III hereof.

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                             TABLE OF CONTENTS
                                                                       Page
                                                                       ----
PART I

     Item 1.   Business                                                  4

     Item 2.   Properties                                                5

     Item 3.   Legal Proceedings                                         5

     Item 4.   Submission of Matters to a Vote of Security Holders       5

PART II

     Item 5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters                                       6

     Item 6.   Selected Financial Data                                   7

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       8

     Item 8.   Index to Financial Statements and Supplementary Data     10

     Item 9.   Change in and Disagreements with Accountants
               on Accounting and Financial Disclosure                   24

PART III

     Item 10.  Directors and Executive Officers of the Registrant       25

     Item 11.  Executive Compensation                                   26

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management                                               26

     Item 13.  Certain Relationships and Related Transactions           27

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K                                                 28

SIGNATURES                                                              29

INDEX TO EXHIBITS                                                       30

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

                          PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     There is no established public trading market for the Limited Partnership interests. As of March 15, 1999, the total number of holders of units is 104. The number of limited partnership units outstanding is 87,820. The number of general partnership units outstanding is 20,000 as of March 15, 1999.

     Cash distributions of $7 per unit and $12.50 per unit were made to its Partners during the year ended December 31, 1998.

     The information set forth under the captions "Partnership Distributions and Allocations" and "Transferability of Units" in the Prospectus of the Partnership dated March 12, 1990, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

STATEMENTS OF FINANCIAL CONDITION:
                                                    As of
                                                 December 31,
                      --------------------------------------------------------------------
                        1998          1997           1996           1995           1994
                      --------     ----------     ----------     ----------     ----------
Net Assets            $525,703     $2,143,937     $2,413,382     $3,577,659     $3,221,998

Portfolio
Investments at
Fair Value             327,320      1,951,068      2,341,691      3,217,156      3,075,566

STATEMENTS OF INCOME:

                                                            For the Years Ended
                                                                December 31,
                             ----------------------------------------------------------------------------------
                                1998              1997              1996               1995              1994
                             ----------         ---------        ----------          --------          --------
Net (Loss) Income
before Realized Gains
(Losses) and Unrealized
(Losses) Gains               $  (19,757)        $  37,739        $   (2,416)         $(18,790)         $(37,323)

Realized Gains (Losses)       1,237,319           486,662         1,647,498           594,681           (73,191)

Unrealized
(Losses) Gains                 (733,306)         (254,746)         (652,959)          318,870            97,407

Net Income (Loss)               484,256           269,655           992,123           894,761           (13,107)

Per Unit of
Partnership Interest:

Net Asset Value                    4.88             19.88             22.38             33.18             29.88

Net (Loss) Income
before Realized Gains
(Losses) and Unrealized
(Losses) Gains                     (.18)              .35              (.02)             (.17)             (.35)

Realized Gains (Losses)           11.48              4.51             15.28              5.52              (.68)

Unrealized
(Losses) Gains                    (6.80)            (2.36)            (6.06)             2.96               .90

Net Income (Loss)                  4.49              2.50              9.20              8.30              (.12)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                 (FISCAL YEAR 1998 VERSUS 1997)

     Net income for the year ended December 31, 1998, was $484,256, compared to net income of $269,655 in 1997, an increase of 80%. The increase in net income is attributable to realized gains of $1,237,319 offset by net unrealized losses of $733,306.

     Realized gains are due to significant gains recognized in 1998 from the sale of stock in Intermedia Communications of Florida and Innovation Medical Technologies, Inc., see Note 6 to the financial statements. Innovation Medical Technologies, Inc. shares of Class A and B Preferred stock and Intermedia Communications of Florida shares of Common stock were sold resulting in gains of $1,170,602 and $527,207, respectively. The realized gains were offset by a realized loss in Vision Partners, L.P. limited partnership interests in the amount of $460,490. Unrealized losses are due to a decrease in share prices of portfolio investments from the prior year and to a reversal of previous unrealized gains on shares sold.

     The partnership made distributions of $7 and $12.50 per unit during 1998 representing amounts of $754,740 and $1,347,750, respectively. Director's fees have been discontinued in 1998 due to the fact that initial investments will no longer be made by the Partnership.

     As of December 31, 1998, unrealized losses on investments totaled $65,182. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments.


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

SUBSEQUENT EVENTS

     The Partnership is expected to receive disbursements of $96,750, $48,375, and $48,375 on July 31, 1999, 2000, and 2001 related to the escrow agreement from the liquidation of stock in Innovation Medical Technologies, Inc. dated July 30, 1998. These disbursements are contingent upon any claims against Innovation Medical Technologies, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     Total capital for the Partnership as of December 31, 1998, was $525,703. This consisted of $436,053 in Limited Partner capital and $89,650 in General Partner capital.

     Net income of $484,256 for 1998 was allocated in the amount of $394,426 to the Limited Partners and in the amount of $89,830 to the General Partners.

     At December 31, 1998, the Partnership had $212,383 in cash and cash equivalents.


YEAR 2000 ISSUE

     Although the Partnership has no Year 2000 issues that would result from its own information systems, the Partnership has investments in publicly and privately placed securities and loans. The Partnership may be exposed to credit risk to the extent that the related borrowers are materially adversely impacted by the Year 2000 issue.

Item 8.   INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY
          FINANCIAL DATA


                                                                     Page
                                                                     ----

Report of Independent Accountants                                     11

Schedule of Portfolio Investments as of
December 31, 1998 and 1997                                            12

Statements of Financial Condition as of December 31, 1998 and 1997    15

Statements of Income for the Years Ended
December 31, 1998, 1997 and 1996.                                     16

Statements of Cash Flows for the Years Ended
December 31, 1998, 1997 and 1996.                                     17

Statements of Changes in Partnership Capital for the
Years Ended December 31, 1998, 1997 and 1996.                         18

Notes to Financial Statements.                                        19


Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                 REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Community Investment Partners, L.P.

In our opinion, the accompanying Statements of Financial Condition, including the Schedule of Portfolio Investments, and the related Statements of Income, of Cash Flows and of Changes in Partnership Capital present fairly, in all material respects, the financial position of Community Investment Partners, L.P. (the "Partnership") at December 31, 1998 and 1997, and the results of its operations, its cash flows and the changes in its Partnership Capital for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of portfolio investments owned at December 31, 1998, provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri
March 12, 1999

                                   COMMUNITY INVESTMENT PARTNERS, L.P.

                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                         As of December 31, 1998
-----------------------------------------------------------------------------------------------------------------

Company                          Nature of Business                                                   Fair Value
Investment Date                  Investment                                      Cost                  (Note 3)

-----------------------------------------------------------------------------------------------------------------
SAZTEC INTERNATIONAL, INC.       Provides services for database
(SAZZ)                           construction and information
                                 conversion

      June 7, 1990               27,100 shares Common
                                 Stock                                         $ 78,324                $  5,929

INTERMEDIA                       Organized to install and provide
COMMUNICATIONS OF                private, dedicated telecommunication
FLORIDA (ICIX)                   lines using fiber optic cable

      May 31, 1991               13,070 shares Common Stock                      18,397                 225,458

CITATION COMPUTERS               Provides clinical
(CITA)                           laboratory information

      October 31, 1991           13,680 shares of Common
                                 Stock                                           33,578                  23,085

ISOLYSER COMPANY, INC.           Makes healthcare disposables
(OREX)                           from hot-water soluble
                                 polymer

      August 30, 1996            68,563 shares of Common
                                 Stock                                          262,203                  72,848
                                                                               --------                --------

                                 TOTAL INVESTMENTS                             $392,502                $327,320
                                                                               ========                ========

                                 The accompanying notes are an integral
                                   part of these financial statements.

                                   COMMUNITY INVESTMENT PARTNERS, L.P.

                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                         As of December 31, 1997
-----------------------------------------------------------------------------------------------------------------

Company                          Nature of Business                                                   Fair Value
Investment Date                  Investment                                      Cost                  (Note 3)

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

                                         COMMUNITY INVESTMENT PARTNERS, L.P.

                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                              As of December 31, 1997
-----------------------------------------------------------------------------------------------------------------

Company                          Nature of Business                                                  Fair Value
Investment Date                  Investment                                      Cost                 (Note 3)

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

ISOLYSER COMPANY,                Makes healthcare disposables
INC. (OREX)                      from hot-water soluble
                                 polymer

      August 30, 1996            68,563 shares of Common
                                 Stock                                          262,203                 160,698
                                                                             ----------              ----------


                                 TOTAL INVESTMENTS                           $1,282,944              $1,951,068
                                                                             ==========              ==========

                                    The accompanying notes are an integral
                                     part of these financial statements.

                           COMMUNITY INVESTMENT PARTNERS, L.P.

                            STATEMENTS OF FINANCIAL CONDITION
                                         ASSETS
                                         ------
                                                                           December 31,
                                                                   --------------------------
                                                                     1998             1997
                                                                   --------        ----------
Investments at Fair Value (Note 3)
      (cost $392,502 and $1,282,944, respectively)                 $327,320        $1,951,068
Cash and Cash Equivalents                                           212,383           146,085
Accrued Dividend and Interest Receivable                                  -            59,784
                                                                   --------        ----------
TOTAL ASSETS                                                       $539,703        $2,156,937
                                                                   ========        ==========


                          LIABILITIES AND PARTNERSHIP CAPITAL
                          -----------------------------------
                                                                           December 31,
                                                                   --------------------------
                                                                     1998             1997
                                                                   --------        ----------
Liabilities:
Accrued Expenses                                                   $ 14,000        $   13,000
                                                                   --------        ----------

      TOTAL LIABILITIES                                              14,000            13,000
                                                                   --------        ----------
Partnership Capital:
Capital - Limited Partners                                          436,053         1,754,109
Capital - General Partners                                           89,650           389,828
                                                                   --------        ----------

      TOTAL PARTNERSHIP CAPITAL                                     525,703         2,143,937
                                                                   --------        ----------
TOTAL LIABILITIES AND
      PARTNERSHIP CAPITAL                                          $539,703        $2,156,937
                                                                   ========        ==========




                          The accompanying notes are an integral
                           part of these financial statements.

                           COMMUNITY INVESTMENT PARTNERS, L.P.

                                  STATEMENTS OF INCOME
                                                             For the Years Ended
                                                                 December 31,
                                               ----------------------------------------------
                                                  1998               1997             1996
                                               ----------         ---------        ----------
                                      INCOME
                                      ------

Dividend and Interest Income                   $    8,723         $  56,358        $   11,486
                                               ----------         ---------        ----------

      TOTAL INCOME                                  8,723            56,358            11,486
                                               ----------         ---------        ----------


                                     EXPENSES
                                     --------

Professional Fees                                  24,956            17,633            12,274
Other                                               3,524               986             1,628
                                               ----------         ---------        ----------

      TOTAL EXPENSES                               28,480            18,619            13,902
                                               ----------         ---------        ----------

Net (Loss) Income before Net Realized
   Gains and Net Unrealized Losses                (19,757)           37,739            (2,416)

Net Realized Gains on
   Sale of Investments (Note 6)                 1,237,319           486,662         1,647,498

Net Unrealized Losses
   on Investments                                (733,306)         (254,746)         (652,959)
                                               ----------         ---------        ----------

      NET INCOME                               $  484,256         $ 269,655        $  992,123
                                               ==========         =========        ==========


                         The accompanying notes are an integral
                           part of these financial statements.

                            COMMUNITY INVESTMENT PARTNERS, L.P.

                                  STATEMENTS OF CASH FLOWS
                                                                  For the Years Ended
                                                                      December 31,
                                                    -----------------------------------------------
                                                        1998              1997              1996
                                                    -----------         ---------       -----------
CASH FLOWS PROVIDED BY  OPERATING ACTIVITIES:

   Net income                                       $   484,256         $ 269,655       $   992,123
   Adjustments to reconcile net income
      to net cash provided by operating activities:
   Purchase of portfolio investments                          -            (1,197)         (262,184)
   Sale of portfolio investments                      2,127,761           623,736         2,132,188
   Unrealized losses on
      portfolio investments                             733,306           254,746           652,959
   Net realized gains on
      sale of portfolio investments                  (1,237,319)         (486,662)       (1,647,498)
   Decrease (increase) in accrued dividend
      and interest receivable                            59,784           (56,358)            4,596
   Increase in accrued expenses                           1,000               900                 -
   Decrease in accounts payable                               -                 -           (30,918)
                                                    -----------         ---------       -----------
      Net cash provided  by
      operating activities                            2,168,788           604,820         1,841,266
                                                    -----------         ---------       -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:

   Capital distributions                             (2,102,490)         (539,100)       (2,156,400)
                                                    -----------         ---------       -----------

      Net cash used in financing activities          (2,102,490)         (539,100)       (2,156,400)
                                                    -----------         ---------       -----------

      Net increase (decrease) in cash and
      cash equivalents                                   66,298            65,720          (315,134)

CASH AND CASH EQUIVALENTS:

   Beginning of year                                    146,085            80,365           395,499
                                                    -----------         ---------       -----------

   End of year                                      $   212,383         $ 146,085       $    80,365
                                                    ===========         =========       ===========


                             The accompanying notes are an integral
                               part of these financial statements.


                             COMMUNITY INVESTMENT PARTNERS, L.P.

                         STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                      For the Years Ended December 31, 1998, 1997 and 1996

                                                LIMITED            GENERAL
                                               PARTNERS           PARTNERS           TOTAL
                                              -----------         ---------       -----------

Balance, December 31, 1995                    $ 2,921,886         $ 655,773       $ 3,577,659

Distribution                                   (1,756,400)         (400,000)       (2,156,400)

Net Income                                        808,089           184,034           992,123
                                              -----------         ---------       -----------

Balance, December 31, 1996                    $ 1,973,575         $ 439,807       $ 2,413,382

Distribution                                     (439,100)         (100,000)         (539,100)

Net Income                                        219,634            50,021           269,655
                                              -----------         ---------       -----------

Balance, December 31, 1997                    $ 1,754,109         $ 389,828       $ 2,143,937

Distribution                                   (1,712,482)         (390,008)       (2,102,490)

Net Income                                        394,426            89,830           484,256
                                              -----------         ---------       -----------

Balance, December 31, 1998                    $   436,053         $  89,650       $   525,703
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

                COMMUNITY INVESTMENT PARTNERS, L.P.

                   NOTES TO FINANCIAL STATEMENTS

1.   GENERAL

     Partnership  Organization
     -------------------------

          Community Investment Partners, L.P. (the "Partnership") was formed on October 10, 1989, under the Revised Uniform Limited Partnership Act of Missouri. CIP Management, L.P., LLLP, the Managing General Partner, is a Missouri limited liability limited partnership formed on October 10, 1989 as a limited partnership and registered as a limited liability limited partnership on July 23, 1997. The general partner of CIP Management, L.P., LLLP is CIP Management, Inc., an indirect subsidiary of Edward D. Jones & Co., L.P.

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

4.   PER UNIT INFORMATION

     There is no market for the Limited Partnership interests. Per Unit Information is as follows:

                                                           For the Years Ended December 31,
                                                     ---------------------------------------------
                                                        1998              1997              1996
                                                     ---------          --------          --------
     Number of unit holders                                104               104               105
                                                     =========          ========          ========

     Limited partnership units                          87,820            87,820            87,820

     General partnership units                          20,000            20,000            20,000
                                                     ---------          --------          --------

     Total units outstanding                           107,820           107,820           107,820
                                                     =========          ========          ========

     Net asset value per unit                         $   4.88          $  19.88          $  22.38
                                                     =========          ========          ========

     Net income per unit                              $   4.49          $   2.50          $   9.20
                                                     =========          ========          ========

5.   RELATED PARTY TRANSACTIONS

          The Partnership is furnished with certain non-reimbursed management and accounting services by affiliates, which are not reflected in the accompanying financial statements.

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

6.   INVESTMENT TRANSACTIONS

          Following is a summary of portfolio investment transactions during the years ended December 31, 1998, 1997 and 1996, respectively.

     For the year ended December 31, 1998
     ------------------------------------

                                   Type of                                                                 Realized
     Company                       Investment                       Cost              Proceeds            Gain (Loss)
     -------                       ----------                     --------           ----------           ----------
     SALES:

     Innovation Medical            Term Notes
     Technologies, Inc.            and Warrants                   $ 40,763           $   40,763           $        -

     Innovation Medical            Term Notes
     Technologies, Inc.            and Warrants                     15,008               15,008                    -

     Innovation Medical            Liquidation of
     Technologies, Inc.            Preferred Stock                 239,994            1,410,596            1,170,602

     Intermedia Communications
     of Florida                    Common Stock                     19,712              546,919              527,207

     Vision Partners, L.P.         Liquidation of
                                   Limited
                                   Partnership
                                   Interests                       574,965              114,475             (460,490)
                                                                  --------           ----------           ----------
        TOTAL SALES                                               $890,442           $2,127,761           $1,237,319
                                                                  ========           ==========           ==========

     During 1998, there was a two-for-one stock split on Intermedia Communications of Florida common stock. The Partnership's 6,535 remaining shares of common stock were converted into a total of 13,070 shares of common stock.

     For the year ended December 31, 1997
     ------------------------------------

                                   Type of                                                                  Realized
     Company                       Investment                       Cost               Proceeds            Gain (Loss)
     -------                       ----------                     --------             --------            ----------
     PURCHASES:

     Intermedia Communications     Exercises of
     of Florida                    Warrants                       $  1,197
                                                                  --------

        TOTAL PURCHASES                                           $  1,197
                                                                  ========
     SALES:

     Intermedia Communications
     of Florida                    Common Stock                   $ 33,088             $422,268             $389,180

     Isolyser Company, Inc.        Common Stock                     87,860               76,622              (11,238)

     PDT, Inc.                     Common Stock                      9,294              101,047               91,753

     Citation Computers            Common Stock                      6,832               23,799               16,967
                                                                  --------             --------             --------

        TOTAL SALES                                               $137,074             $623,736             $486,662
                                                                  ========             ========             ========

     During 1997, there was a one-for-four reverse stock split on Saztec International, Inc. common stock. The Partnership's 108,400 shares of common stock were converted to 27,100 shares of common stock.

     For the year ended December 31, 1996
     ------------------------------------

                                   Type of                                                                  Realized
     Company                       Investment                       Cost               Proceeds            Gain (Loss)
     -------                       ----------                     --------             --------            ----------
     PURCHASES:

     Micro Partners, L.P.          Limited
                                   Partnership
                                   Interests                      $256,413

     Innovation Medical
     Technologies, Inc.            Term Notes                        5,771
                                                                  --------

        TOTAL PURCHASES                                           $262,184
                                                                  ========

     SALES:

     Intermedia  Communications    Common Stock                   $126,000           $1,005,563             $879,563

     Citation Computers            Common Stock                    148,840              679,375              530,535

     Isolyser Company, Inc.        Common Stock                    206,350              443,750              237,400

     Innovation Medical
     Technologies, Inc.            Term Notes                        3,500                3,500                    -
                                                                  --------           ----------           ----------

        TOTAL SALES                                               $484,690           $2,132,188           $1,647,498
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

Specific Information regarding the Independent General Partners:

     Tommy L. Gleason, Jr., 53, has been an Independent General Partner of the Partnership since February 1990. He is also an independent general partner of Community Investment Partners II, L.P., a business development company. Mr. Gleason is the Chairman and Chief Executive Officer of Galaxy Systems Management, Inc., the general Partner of Galaxy Telecom, L.P., which is involved in management of cable television systems located in sixteen states and serving approximately 175,000 subscribers. Mr. Gleason owns 4,000 Units.

     E. Stanley Kroenke, 51, has served as an Independent General Partner of the Partnership since February 1990. He is also an independent general partner of Community Investment Partners II, L.P., a business development company. Mr. Kroenke leads a company that is a national investor, developer, and owner of commercial real estate. The company is a developer and owner of numerous shopping centers, office buildings and apartment projects around the country. Mr. Kroenke is co-owner of the St. Louis Rams National Football League franchise. He serves as a member of the board of directors of Wal-Mart Stores, Inc., Bentonville, Arkansas; Central Bancompany, Jefferson City, Missouri; and Boone County National Bank, Columbia, Missouri. He is a trustee of the College of the Ozarks in Point Lookout, Missouri. He also serves on the boards of the Greater St. Louis Area Council Boy Scouts of America and the St. Louis Art Museum. Mr. Kroenke owns 4,000 Units.

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

The Directors and Officers of CIP Management, Inc. are as follows:

     Daniel A. Burkhardt, 51, President, Treasurer and Director of CIP Management, Inc. since October 1989 and general partner of CIP Management, L.P., LLLP since February 1990. He is a general partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P. where he has specialized in investment banking and structuring investments since 1980. He is also a director of St. Joseph Light & Power Co. and SEMCO Energy, Inc. Mr. Burkhardt is the beneficial owner of 2,105 Units.

     Ray L. Robbins, Jr., 54, Vice President and Director of CIP Management, Inc. since October 1989. He is a general partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where he has specialized in securities analysis since 1984, and where he was responsible for municipal bond transactions from 1975 to 1983. Mr. Robbins is Co-Chairman of the Edward D. Jones & Co., L.P. Investment Policy Committee. Mr. Robbins is a beneficial owner of 2,000 Units.

     Marilyn A. Gaffney, 40, Secretary of CIP Management, Inc. since October 1989. She is a Limited Partner of The Jones Financial
Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where she has been a senior investment adviser in investment banking since 1980. Ms. Gaffney is the beneficial owner of 200 Units.

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

     As of March 15, 1999, the following parties are known by the Partnership to be the beneficial owners of more than 5% of the Units.

                                                 Amount of
                                                 Beneficial             % of Limited
Name                                         Ownership of Units      Partnership Capital
----                                        ---------------------------------------------

Iowa Illinois Investment Co.                       10,000                  11.39%
EDJ Ventures Ltd.                                  19,800                  22.55%
Richard P. Kiphart                                  4,590                   5.23%

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

     3.   Exhibits:
          --------

          (3)   Amended and Restated Certificate and Agreement of
                    Limited Partnership dated as of March 29, 1990.

          (4)   Form of Unit Certificate.<F*>

          (10) Management Agreement dated March 28, 1990, between the Partnership and CIP Management, L.P., LLLP<F**>

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

     b. No reports on Form 8-K were filed during the quarter ended December 31, 1998.

     c.   Exhibits filed as part of this report are included in Item
          (14) (a)(3) above.

     d. All financial statement schedules are omitted because they are not applicable or the required information is included in the balance sheet or notes thereto.

                         SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of March, 1999.

                            Community Investment Partners, L.P.
                            By: CIP Management, L.P., LLLP, its
                                Managing General Partner

                            By: CIP Management, Inc., its
                                Managing General Partner



                            /s/ Daniel A. Burkhardt, President

                            -----------------------------------------
                            By: Daniel A. Burkhardt, President


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



/s/  Ray L. Robbins
------------------------------           Vice President and Director of CIP
Ray L. Robbins                           Management, Inc.



/s/  Tommy L. Gleason, Jr.
------------------------------           Individual General Partner,
Tommy L. Gleason, Jr.                    Community Investment Partners, L.P.



/s/  E. Stanley Kroenke
------------------------------           Individual General Partner,
E. Stanley Kroenke                       Community Investment Partners, L.P.

                           INDEX TO EXHIBITS

Exhibit
Number                  Description of Exhibit                     Page
------                  ----------------------                     ----
(3)            Amended and Restated Certificate and
               Agreement of Limited Partnership dated
               as of March 29, 1990                                <F*>

(4)            Form of Unit Certificate                            <F*>

(10)           Management Agreement dated March 28, 1990,
               between the Partnership and CIP Management,
               L.P., LLLP                                          <F*>

(28)           Prospectus of the Partnership dated March 12,
               1990, filed with the Securities and Exchange
               Commission in connection with Registration
               Statement No. 33-31649 on Form N-2 under the
               Securities Act of 1933                              <F*>



______________________

<F*>Incorporated by reference
