Form 10-Q
period 1999-03-31
COMMUNITY INVESTMENT PARTNERS LP
filed 1999-05-14
CIK 856670

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                            ______________________


                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999  Commission file number 0-18042


                     COMMUNITY INVESTMENT PARTNERS, L.P.
_____________________________________________________________________________
            (Exact name of registrant as specified in its charter)


            MISSOURI                                 43-1531582
_____________________________________________________________________________
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                   Identification No.)

         12555 Manchester Road
          St. Louis, Missouri                          63131
_____________________________________________________________________________
(Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code          (314) 515-2000
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

                 COMMUNITY INVESTMENT PARTNERS, L.P.

                               INDEX
                                                                Page
                                                               Number
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Schedule of Portfolio Investments                       3
         Statement of Financial Condition                        4
         Statement of Income                                     5
         Statement of Cash Flows                                 6
         Statement of Changes in Partnership Capital             7
         Notes to Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     9


Part II. OTHER INFORMATION <F*>

Item 1.  Legal Proceedings                                      10
Item 6.  Exhibits and Reports on Form 8-K                       10

         Signatures                                             11

[FN]
<F*>     Items 2,3,4 and 5 are omitted as they are not applicable

                                      Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                 COMMUNITY INVESTMENT PARTNERS, L.P.
                                  SCHEDULE OF PORTFOLIO INVESTMENTS
                                         AS OF MARCH 31, 1999
____________________________________________________________________________________________

Company                     Nature of Business
Investment Date             Investment                             Cost        Fair Value
____________________________________________________________________________________________

SAZTEC INTERNATIONAL, INC.  Provides services for database
(SAZZ)                      construction and information
                            conversion

  June 7, 1990              27,100 shares Common Stock           $ 78,324       $  7,046

INTERMEDIA                  Organized to install and provide
COMMUNICATIONS OF           private, dedicated telecommunication
FLORIDA (ICIX)              lines using fiber optic cable

  May 31, 1991              13,070 shares Common Stock             18,397        347,989

CITATION COMPUTERS          Provides clinical
(CITA)                      laboratory information

  October 31, 1991          13,680 shares of Common
                            Stock                                  33,578         23,940

ISOLYSER COMPANY, INC.      Makes healthcare disposables
(OREX)                      from hot-water soluble
                            polymer

  August 30, 1996           68,563 shares of Common
                            Stock                                 262,203        182,117
                                                                 --------       --------

                            TOTAL INVESTMENTS                    $392,502       $561,092
                                                                 ========       ========




____________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.


                                      Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          COMMUNITY INVESTMENT PARTNERS, L.P.

                           STATEMENT OF FINANCIAL CONDITION
                                     (UNAUDITED)

                                                               March 31,    December 31,
                                                                 1999           1998
__________________________________________________________________________________________

                                        ASSETS
                                        ------
Investments at Fair Value
  (cost $392,502 and $392,502, respectively)                   $561,092       $327,320
Cash and Cash Equivalents                                       212,075        212,383
                                                               --------       --------
TOTAL ASSETS                                                   $773,167       $539,703
                                                               ========       ========


                          LIABILITIES AND PARTNERSHIP CAPITAL
                          -----------------------------------
Liabilities:
Accounts Payable and Accrued Expenses                          $ 17,500       $ 14,000
                                                               --------       --------
  TOTAL LIABILITIES                                              17,500         14,000
                                                               --------       --------
Partnership Capital:

Capital - Limited Partners                                      623,359        436,053
Capital - General Partners                                      132,308         89,650
                                                               --------       --------

  TOTAL PARTNERSHIP CAPITAL                                     755,667        525,703
                                                               --------       --------
TOTAL LIABILITIES AND
  PARTNERSHIP CAPITAL                                          $773,167       $539,703
                                                               ========       ========

__________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.


                                  Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              COMMUNITY INVESTMENT PARTNERS, L.P.

                                      STATEMENT OF INCOME
                                          (UNAUDITED)

                                                             Three Months   Three Months
                                                                Ended          Ended
                                                            March 31, 1999 March 31, 1998
_________________________________________________________________________________________

                                       INCOME
                                       ------
Dividend and Interest Income                                   $      -      $   3,703
                                                               --------      ---------

   TOTAL INCOME                                                       -          3,703
                                                               --------      ---------

                                       EXPENSES
                                       --------

Professional Fees                                                 6,295          3,986
Directors Fees                                                        -          1,000
Other                                                                 -              -
                                                               --------      ---------

   TOTAL EXPENSES                                                 6,295          4,986
                                                               --------      ---------

Net (Loss) before Realized Gains and
   Unrealized Gains (Losses)                                     (6,295)        (1,283)
Net Realized Gains on
   Sale of Investments                                            2,487        527,207
Net Unrealized Gains (Losses) on
   Investments                                                  233,772       (211,724)
                                                               --------      ---------

NET (LOSS) INCOME                                              $229,964       $314,200
                                                               ========      =========


Per Unit Information:
   Net (Loss) Income                                           $   2.13      $    2.91
                                                               ========      =========


   Net Asset Value                                             $   7.01      $   15.79
                                                               ========      =========


Units Outstanding:
   Limited Partners                                              87,820         87,820
   General Partners                                              20,000         20,000

_________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.


                               Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                            COMMUNITY INVESTMENT PARTNERS, L.P.

                                  STATEMENT OF CASH FLOWS
                                        (UNAUDITED)

                                                            Three Months  Three Months
                                                               Ended          Ended
                                                           March 31, 1999 March 31, 1998
__________________________________________________________________________________________
CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES:

   Net income                                                 $ 229,964      $ 314,200
   Adjustments to reconcile net income to net
    cash provided by operating activities -
   Sale of portfolio investments                                      -        602,690
   Net realized gains on sale of portfolio investments                -       (527,207)
   Unrealized (gains) losses on portfolio investments          (233,772)       211,724
   Decrease in accrued interest receivable                            -         56,167
   Increase in accounts
     and accrued expenses                                         3,500          3,250
                                                              ---------      ---------
   Net cash (used) provided by
    operating activities                                           (308)       660,824
                                                              ---------      ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:

   Capital distribution                                               -       (754,740)
                                                              ---------      ---------

   Net cash used in financing activities                              -       (754,740)
                                                              ---------      ---------

   Net decrease in cash and cash equivalents                       (308)       (93,916)

CASH AND CASH EQUIVALENTS, beginning of period                  212,383        146,085
                                                              ---------      ---------

CASH AND CASH EQUIVALENTS, end of period                      $ 212,075         52,169
                                                              =========      =========

__________________________________________________________________________________________


The accompanying notes are an integral part of these financial statements.


                                      Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  COMMUNITY INVESTMENT PARTNERS, L.P.

                            STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                               (UNAUDITED)

                                                          Three Months Ended March 31, 1999 and 1998

                                                         Limited Partners General Partners     Total
________________________________________________________________________________________________________
Balance, December 31, 1997                                   $1,754,109      $ 389,828      $2,143,937
Net Income                                                      255,916         58,284         314,200
Distribution                                                   (614,740)      (140,000)       (754,740)
                                                             ----------      ---------      ----------

Balance, March 31, 1998                                      $1,395,285      $ 308,112      $1,703,397
                                                             ==========      =========      ==========


Balance, December 31, 1998                                   $  436,053      $  89,650      $  525,703
Net Income                                                      187,306         42,658         229,964
                                                             ----------      ---------      ----------

Balance, March 31, 1999                                      $  623,359      $ 132,308      $  755,667
                                                             ==========      =========      ==========

________________________________________________________________________________________________________
The accompanying notes are an integral part of these financial statements.


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

                      Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  COMMUNITY INVESTMENT PARTNERS, L.P.

                    MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

   Net income for the first quarter of 1999 was $229,964, compared to net income of $314,200 for the first quarter of 1998. Net income for the quarter ending March 31, 1999 was comprised of $233,772 in unrealized gains. Unrealized gains were primarily due to significant increases in share prices of Intermedia Communications, Inc. and Isolyser Company, Inc.
   Additional investments have not been made during the first quarter of 1999. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments and the ability to find suitable investment alternatives.

INVESTMENT TRANSACTIONS

The Partnership did not participate in any portfolio investment transactions during the period ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

   Total Partnership capital was $755,667 as of March 31, 1999, which consisted of $623,359 in limited partner capital and $132,308 in general partner capital. Net income for the quarter was allocated to the limited partners in the amount of $187,306 and to the general partners in the amount of $42,658.
   As of March 31, 1999, the Partnership had $212,075 in cash and cash equivalents.


SUBSEQUENT EVENTS

   None


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


             COMMUNITY INVESTMENT PARTNERS, L.P.

             By: CIP Management, L.P., LLLP, Managing General Partner
             By: CIP Management, Inc., its Managing General Partner

/s/      Daniel A. Burkhardt
         _______________________     President, Treasurer and Director             May 10, 1999
         Daniel A. Burkhardt


/s/      Ray L. Robbins
         _______________________     Vice-President and Director                   May 10, 1999
         Ray L. Robbins

                                    11