Form 10-Q
period 1999-06-30
COMMUNITY INVESTMENT PARTNERS LP
filed 1999-08-13
CIK 856670

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                          ----------------------

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999  Commission file number 0-18042


                    COMMUNITY INVESTMENT PARTNERS, L.P.
-----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


     MISSOURI                                          43-1531582
-----------------------------------------------------------------------------
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                    Identification No.)

     12555 Manchester Road
     St. Louis, Missouri                               63131
-----------------------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code     (314) 515-2000
                                                   --------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  YES  X  NO
           ---    ---

                   COMMUNITY INVESTMENT PARTNERS, L.P.

                                  INDEX


                                                                    Page
                                                                   Number
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Schedule of Portfolio Investments                           3
         Statement of Financial Condition                            4
         Statement of Income                                         5
         Statement of Cash Flows                                     6
         Statement of Changes in Partnership Capital                 7
         Notes to Financial Statements                               8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         9

Part II. OTHER INFORMATION <F*>

Item 1.  Legal Proceedings                                          11
Item 6.  Exhibits and Reports on Form 8-K                           11

         Signatures                                                 13

[FN]
<F*>    Items 2,3,4 and 5 are omitted as they are not applicable

                  Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                       COMMUNITY INVESTMENT PARTNERS, L.P.

                        SCHEDULE OF PORTFOLIO INVESTMENTS

                               AS OF JUNE 30, 1999
----------------------------------------------------------------------------------------------
         Company                     Nature of Business
 Initial Investment Date                Investment                         Cost     Fair Value
----------------------------------------------------------------------------------------------
Saztec International, Inc.    Provides services for database
(SAZZ)                        construction and information
                              conversion

      June 7, 1990            27,100 shares of Common Stock              $ 78,324    $ 10,298

Intermedia                    Organized to install and provide
Communications of             private, dedicated telecommunication
Florida (ICIX)                lines using fiber optic cable

      May 31, 1991            13,070 shares of Common Stock                18,397     392,100

Citation Computers            Provides clinical
(CITA)                        laboratory information

      October 31, 1991        13,680 shares of Common Stock                33,578      29,070

Isolyser Company, Inc.        Makes healthcare disposables from
(OREX)                        hot-water soluble polymer

      August 30, 1996         68,563 shares of Common Stock               262,203     321,389
                                                                         --------    --------
                                                                         $392,502    $752,857
                                                                         ========    ========

                  Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       COMMUNITY INVESTMENT PARTNERS, L.P.

                        STATEMENT OF FINANCIAL CONDITION
                                                                        Unaudited
                                                                         June 30,   December 31,
                                                                           1999        1998
------------------------------------------------------------------------------------------------
                                      ASSETS
                                      ------
Investments at Fair Value
   (cost $392,502 and $392,502, respectively)                            $752,857     $327,320
Cash and Cash Equivalents                                                 194,604      212,383
                                                                         --------     --------
   TOTAL ASSETS                                                          $947,461     $539,703
                                                                         ========     ========

                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------
Liabilities:
Accounts Payable and Accrued Expenses                                    $  7,000     $ 14,000
                                                                         --------     --------

   TOTAL LIABILITIES                                                        7,000       14,000
                                                                         --------     --------

Partnership Capital:
Capital - Limited Partners                                                773,874      436,053
Capital - General Partners                                                166,587       89,650
                                                                         --------     --------

   TOTAL PARTNERSHIP CAPITAL                                              940,461      525,703
                                                                         --------     --------

TOTAL LIABILITIES AND
   PARTNERSHIP CAPITAL                                                   $947,461     $539,703
                                                                         ========     ========

------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                4

                  Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 COMMUNITY INVESTMENT PARTNERS, L.P.

                                        STATEMENT OF INCOME

                                            (UNAUDITED)
                                                     Three Months Ended           Six Months Ended
                                                    June 30,      June 30,      June 30,     June 30,
                                                      1999         1998          1999         1998
-----------------------------------------------------------------------------------------------------
                                     INCOME
                                     ------

Dividend and Interest Income                        $     --     $   3,898     $     --     $   7,601
                                                    --------     ---------     --------     ---------

   TOTAL INCOME                                           --         3,898           --         7,601
                                                    --------     ---------     --------     ---------

                                    EXPENSES
                                    --------

Professional Fees                                      6,971        11,928       13,266        15,893
Directors Fees                                            --         1,000           --         2,000
Other                                                     --           730           --           751
                                                    --------     ---------     --------     ---------

   TOTAL EXPENSES                                      6,971        13,658       13,266        18,644
                                                    --------     ---------     --------     ---------

Net (Loss) before Net Realized Gains and
   Net Unrealized (Losses) Gains                      (6,971)       (9,760)     (13,266)      (11,043)
Net Realized Gains on
   Sale of Investments                                    --            --        2,487       527,207
Net Unrealized Gains (Losses) on
   Investments                                       191,765      (466,299)     425,537      (678,023)
                                                    --------     ---------     --------     ---------

NET INCOME (LOSS)                                   $184,794     $(476,059)    $414,758     $(161,859)
                                                    ========     =========     ========     =========

Per Unit Information:
     Net Income (Loss)                              $   1.71     $   (4.42)    $   3.84     $   (1.50)
                                                    ========     =========     ========     =========

     Net Asset Value (as of June 30, 1999
     and December 31, 1998)                                                    $   8.72     $    4.88
                                                                               ========     =========

Units Outstanding:
     Limited Partners                                                            87,820        87,820
     General Partners                                                            20,000        20,000
-----------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                  Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       COMMUNITY INVESTMENT PARTNERS, L.P.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                            Six Months Ended
                                                                  June 30, 1999        June 30, 1998
----------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES:

   Net Income (Loss)                                                $ 414,758           $(161,859)
   Adjustments to reconcile Net Income (Loss) to Net
     Cash Provided by Operating Activities -
   Sale of Portfolio Investments                                           --             602,690
   Net Realized Gain on Sale of Portfolio Investments                      --            (527,207)
   Unrealized (gain) loss on Investments                             (425,537)            678,023
   Decrease in Accrued Interest
     Receivable                                                            --              52,493
   Decrease in Accounts Payable
     and Accrued Expenses                                              (7,000)             (6,500)
                                                                    ---------           ---------

   Total Cash (Used In) Provided by
     Operating Activities                                             (17,779)            637,640
                                                                    ---------           ---------

CASH FLOWS USED BY FINANCING ACTIVITIES:

   Capital Distribution                                                    --            (754,740)
                                                                    ---------           ---------

   Total Cash Used by Financing Activities                                 --            (754,740)
                                                                    ---------           ---------

   Net Decrease in Cash and Cash Equivalents                          (17,779)           (117,100)

CASH AND EQUIVALENTS, Beginning of period                             212,383             146,085
                                                                    ---------           ---------

CASH AND EQUIVALENTS, End of period                                 $ 194,604           $  28,985
                                                                    =========           =========

----------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                6

                  Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       COMMUNITY INVESTMENT PARTNERS, L.P.
                   STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                   (UNAUDITED)

                                         Six Months Ended June 30, 1999 and 1998
                                      Limited Partners  General Partners      Total
-------------------------------------------------------------------------------------
Balance, December 31, 1997              $1,754,109         $ 389,828       $2,143,937

Net Loss                                  (131,834)          (30,025)        (161,859)

Distribution                              (614,740)         (140,000)        (754,740)
                                        ----------         ---------       ----------

Balance, June 30, 1998                  $1,007,535         $ 219,803       $1,227,338
                                        ==========         =========       ==========


Balance, December 31, 1998              $  436,053         $  89,650       $  525,703

Net Income                                 337,821            76,937          414,758
                                        ----------         ---------       ----------

Balance, June 30, 1999                  $  773,874         $ 166,587       $  940,461
                                        ==========         =========       ==========

-------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

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

                   Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                COMMUNITY INVESTMENT PARTNERS, L.P.

                 MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1999 VERSUS QUARTER ENDED JUNE 30, 1998

     Net income for the three months ended June 30, 1999 was $184,794, compared to a net loss of $476,059 for the three months ended June 30, 1998. Net income for the three months ended June 30, 1999 is comprised of an unrealized gain on investments in the amount of $191,765. The unrealized gain reflects the increase in the share prices of Intermedia Communications, Inc. and Isolyser Company, Inc.

     Expenses for the three months ended June 30, 1999 were $6,971, a decrease of $6,687 from the same period in 1998. The decrease reflects the termination of the payment of directors' fees and lower other professional expenses. Directors' fees were discontinued after the second quarter of 1998 due to the fact that initial investments were no longer being made.

     Additional investments have not been made during the second quarter of 1999. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments and the ability to find suitable investment alternatives.

SIX MONTHS ENDED JUNE 30, 1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998

     Net income for the six months ended June 30, 1999 was $414,758, compared to a net loss of $161,859 at June 30, 1998. Income reported for the six months ended June 30, 1999 was attributable to unrealized gains on investments, primarily Intermedia Communications, Inc. and Isolyser Company, Inc.

     Dividend and interest income decreased $7,601 from the six months ended June 30, 1998 due to the liquidation of Innovation Medical Technologies, Inc. preferred stock in 1998. Expenses decreased $5,378, reflecting lower directors' fees and other professional expenses.

INVESTMENT TRANSACTIONS

     The Partnership did not participate in any portfolio investment transactions during the three months ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     Total Partnership capital was $940,461 as of June 30, 1999, which consisted of $773,874 in limited partner capital and $166,587 in general partner capital. Net income for the second quarter was allocated to the limited partners in the amount of $150,515 and to the general partners in the amount of $34,279.

     At June 30, 1999, the Partnership had $194,604 in cash and cash equivalents.

SUBSEQUENT EVENTS

     None

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

Item 6: Exhibits and Reports on Form 8-K

        (a) Exhibits
        None

        (b) Reports on Form 8-K
        No reports were filed on Form 8-K for the quarter ended June
30, 1999.

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

                   COMMUNITY INVESTMENT PARTNERS, L.P.

        By: CIP Management, L.P., LLLP, Managing General Partner
        By: CIP Management, Inc., its Managing General Partner

/s/  Daniel A. Burkhardt      President, Treasurer and Director      August 13, 1999
----------------------------
     Daniel A. Burkhardt

/s/  Ray L. Robbins, Jr.      Vice-President and Director            August 13, 1999
----------------------------
     Ray L. Robbins, Jr.