Form 10-Q
period 1999-09-30
COMMUNITY INVESTMENT PARTNERS LP
filed 1999-11-15
CIK 856670

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549
                       ____________________

                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1999
                  Commission file number 0-18042

                 COMMUNITY INVESTMENT PARTNERS, L.P.
-----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


         MISSOURI                                   43-1531582
-----------------------------------------------------------------------
         (State or other jurisdiction of            (IRS Employer
         incorporation or organization)             Identification No.)

         12555 Manchester Road
         St. Louis, Missouri                        63131
-----------------------------------------------------------------------
         (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code  (314) 515-2000
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

Part II. OTHER INFORMATION<F*>

Item 1.  Legal Proceedings                                      11
Item 6.  Exhibits and Reports on Form 8-K                       11
         Signatures                                             13

[FN]
<F*>Items 2,3,4 and 5 are omitted as they are not applicable

              Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         COMMUNITY INVESTMENT PARTNERS, L.P.

                          SCHEDULE OF PORTFOLIO INVESTMENTS
                               AS OF SEPTEMBER 30, 1999
----------------------------------------------------------------------------------------
Company                     Nature of Business
Initial Investment Date     Investment                               Cost     Fair Value
----------------------------------------------------------------------------------------
Saztec International, Inc.  Provides services for database
(SAZZ)                      construction and information
                            conversion

   June 7, 1990             27,100 shares of Common Stock          $ 78,324    $ 14,397

Intermedia                  Organized to install and provide
Communications of           private, dedicated telecommunication
Florida (ICIX)              lines using fiber optic cable

   May 31, 1991             13,070 shares of Common Stock            18,397     284,272

Citation Computers          Provides clinical
(CITA)                      laboratory information

   October 31, 1991         8,680 shares of Common Stock             21,305      17,360

Isolyser Company, Inc.      Makes healthcare disposables from
(OREX)                      hot-water soluble polymer

   August 30, 1996          65,063 shares of Common Stock           248,818     239,920
                                                                   --------    --------

                                                                   $366,844    $555,949
                                                                   ========    ========

              Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        COMMUNITY INVESTMENT PARTNERS, L.P.

                        STATEMENT OF FINANCIAL CONDITION
                                                            Unaudited
                                                           September 30,     December 31,
                                                               1999              1998
-----------------------------------------------------------------------------------------

                                       ASSETS
                                       ------
Investments at Fair Value
    (cost $366,844 and $392,502, respectively)               $555,949          $327,320
Cash and Cash Equivalents                                     272,052           212,383
Accounts Receivable                                            22,718                --
                                                             --------          --------

    TOTAL ASSETS                                             $850,719          $539,703
                                                             ========          ========

                        LIABILITIES AND PARTNERSHIP CAPITAL
                        -----------------------------------
Liabilities:

Accounts Payable and Accrued Expenses                        $ 10,500          $ 14,000
                                                             --------          --------
    TOTAL LIABILITIES                                          10,500            14,000
                                                             --------          --------
Partnership Capital:
Capital - Limited Partners                                    692,226           436,053
Capital - General Partners                                    147,993            89,650
                                                             --------          --------

    TOTAL PARTNERSHIP CAPITAL                                 840,219           525,703
                                                             --------          --------
TOTAL LIABILITIES AND
    PARTNERSHIP CAPITAL                                      $850,719          $539,703
                                                             ========          ========

-----------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   COMMUNITY INVESTMENT PARTNERS, L.P.

                                           STATEMENT OF INCOME

                                               (UNAUDITED)
                                                         Three Months Ended             Nine Months Ended
                                                       Sept. 30,     Sept. 30,       Sept. 30,     Sept. 30,
                                                         1999          1998            1999          1998
============================================================================================================

                                                  INCOME
                                                  ------
Dividend and Interest Income                          $      --       $  1,122       $     --     $    8,723
                                                      ---------       --------       --------     ----------

  TOTAL INCOME                                               --          1,122             --          8,723
                                                      ---------       --------       --------     ----------

                                                 EXPENSES
                                                 --------
Professional Fees                                        13,072          4,813         26,338         20,706
Directors Fees                                               --             --             --          2,000
Other                                                       515            515            515          1,266
                                                      ---------       --------       --------     ----------

  TOTAL EXPENSES                                         13,587          5,328         26,583         23,972
                                                      ---------       --------       --------     ----------

Net (Loss) before Net Realized Gains and
  Net Unrealized (Losses) Gains                         (13,587)        (4,206)       (26,853)       (15,249)
Net Realized Gains on
  Sale of Investments                                    84,596        672,380         87,083      1,199,587
Net Unrealized (Losses) Gains on
  Investments                                          (171,250)        70,733        254,286       (607,290)
                                                      ---------       --------       --------     ----------

NET (LOSS) INCOME                                     $(100,241)      $738,907       $314,516     $  577,048
                                                      =========       ========       ========     ==========

Per Unit Information:
    Net Income (Loss)                                 $    (.93)      $   6.85       $   2.91     $     5.35
                                                      =========       ========       ========     ==========

    Net Asset Value (as of Sept. 30, 1999
      and December 31, 1998)                                                         $   7.79     $     4.88
                                                                                     ========     ==========

Units Outstanding:
  Limited Partners                                                                     87,820         87,820
  General Partners                                                                     20,000         20,000

------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                5

              Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   COMMUNITY INVESTMENT PARTNERS, L.P.

                                         STATEMENT OF CASH FLOWS

                                               (UNAUDITED)
                                                                                Nine Months Ended
                                                                  Sept. 30, 1999                Sept. 30, 1998
==============================================================================================================
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES:

  Net Income                                                         $ 314,516                   $   577,048
  Adjustments to reconcile Net Income to Net
    Cash Provided by Operating Activities -
  Sale of Portfolio Investments                                         22,718                     2,063,786
  Net Realized Gain (Loss) on Sale of Portfolio Investments              2,939                    (1,199,587)
  Unrealized (Gain) Loss on Investments                               (254,286)                      607,290
  Decrease in Accrued Interest
    Receivable                                                              --                        59,784
  Increase in Accounts Receivable                                      (22,718)                           --
  Decrease in Accounts Payable
    and Accrued Expenses                                                (3,500)                       (3,250)
                                                                     ---------                   -----------

  Total Cash Provided by
    Operating Activities                                                59,669                     2,105,071
                                                                     ---------                   -----------

CASH FLOWS USED BY FINANCING ACTIVITIES:

  Capital Distribution                                                      --                    (2,102,490)
                                                                     ---------                   -----------

  Total Cash Used by Financing Activities                                   --                    (2,102,490)
                                                                     ---------                   -----------

  Net Increase in Cash and Cash Equivalents                             59,669                         2,581

CASH AND EQUIVALENTS, Beginning of period                              212,383                       146,085
                                                                     ---------                   -----------

CASH AND EQUIVALENTS, End of period                                  $ 272,052                   $   148,666
                                                                     =========                   ===========

--------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                COMMUNITY INVESTMENT PARTNERS, L.P.

                           STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                                           (UNAUDITED)
                                                  Nine Months Ended September 30, 1999 and 1998

                                                 Limmited Partners   General Partners      Total
===================================================================================================
Balance, December 31, 1997                          $ 1,754,109         $ 389,828       $ 2,143,937

Net Income                                              470,006           107,042           577,048

Distribution                                         (1,712,490)         (390,000)       (2,102,490)
                                                    -----------         ---------       -----------

Balance, September 30, 1998                         $   511,625         $ 106,870       $   618,495
                                                    ===========         =========       ===========


Balance, December 31, 1998                          $   436,053         $  89,650       $   525,703

Net Income                                              256,173            58,343           314,516
                                                    -----------         ---------       -----------

Balance, September 30, 1999                         $   692,226         $ 147,993       $   840,219
                                                    ===========         =========       ===========

===================================================================================================

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

                   Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

                COMMUNITY INVESTMENT PARTNERS, L.P.

                 MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1999 VERSUS QUARTER ENDED SEPTEMBER 30, 1998

  A net loss of $100,241 was recorded for the three months ended September 30, 1999, compared to net income of $738,907 for the three months ended September 30, 1998. The net loss for the three months ended September 30, 1999 is comprised mainly of a net realized gain on investments in the amount of $84,596 and unrealized losses on investments in the amount of $171,250. The net realized gain represents a $87,535 escrow payment received as a result of the 1998 liquidation of Innovation Medical Technologies Preferred stock, and losses of $479 and $2,460 related to sales of Citation Computers and Isloyser Company, Inc. common stock, respectively. The unrealized loss reflects decreases in the share prices of investments, the most notable being Intermedia Communications of Florida and Isolyser Company, Inc., which decreased by 28% and 21%, respectively.

  Expenses for the three months ended September 30, 1999 were $13,587, an increase of $8,260 from the same period in 1998. The increase in expenses was caused by legal fees incurred related to the planned sale of Partnership assets and eventual dissolution.

  Additional investments have not been made during the third quarter of 1999. Subsequent to September 30, 1999 the Partnership voted to dissolve. The remaining investments will be sold, with net proceeds distributed to unitholders.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER
30, 1998

  Net income for the nine months ended September 30, 1999 and 1998 was $314,516 and $577,048, respectively. Dividend and interest income decreased $8,723 from the nine months ended September 30, 1998 due to the liquidation of Innovation Medical Technologies, Inc. preferred stock in 1998. Expenses increased $2,881, due to an increase in legal expenses partially offset by a $2,000 decrease in directors' fees. Direcctors' fees were discontinued after the second quarter of 1998.

  Realized gains on investments resulted from $90,474 of escrow payments from the Innovation Medical Technologies Preferred Stock liquidation and realized losses of $2,939 from the sales of Citation Computers and Isolyser Company, Inc. common stock. Net unrealized gains on investments were attributable to increases in the share prices of Intermedia Communications, Inc. and Isolyser Company, Inc. common stock over their 1998 amounts.

              Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the period ended September 30, 1999.

                                Type of                                                   Realized
Company                         Transaction              Cost            Proceeds        Gain (Loss)
-------------------------       -----------------       -------          --------        -----------
SALES:
------
Quarter 3 ended:
----------------
Citation Computers              Sale of 5,000
                                shares of
                                Common Stock            $12,272           $ 9,812          $(2,460)

Isolyser Company, Inc.          Sale of 3,500
                                shares of
                                Common Stock            $13,385            12,906          $  (479)
                                                        -------           -------          -------

  Total Sales                                           $25,657            22,718          $ 2,939
                                                        =======           =======          =======

LIQUIDITY AND CAPITAL RESOURCES

   Total Partnership capital was $840,219 as of September 30, 1999, which consisted of $692,226 in limited partner capital and $147,993 in general partner capital. Net income was allocated to the limited partners in the amount of $256,173 and to the general partners in the amount of $58,343.

   At September 30, 1999, the Partnership had $272,052 in cash and cash equivalents.

SUBSEQUENT EVENTS

   Subsequent to September 30, 1999, unitholders of the Partnership voted to liquidate the Partnership's remaining publicly held investments and entered into an agreement to sell remaining privately-held investments to EDJ Ventures Ltd., which owns a 98% limited partnership interest in the Partnership's general partner, CIP Management, L.P. According to section
9.1.1 of the Partnership Agreement, the Partnership shall dissolve upon the sale of substantially all of the Partnership's assets. As of November 15, 1999, investments with a cost basis of $242,525 were sold, resulting in a net gain of $297,345. The Partnership has assets with a cost basis of $124,319 remaining to be sold prior to dissolution.

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

Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits
         None

         (b) Reports on Form 8-K
         No reports were filed on Form 8-K for the quarter ended
         September 30, 1999.

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


                 COMMUNITY INVESTMENT PARTNERS, L.P.

         By:  CIP Management, L.P., LLLP, Managing General Partner
         By:  CIP Management, Inc., its Managing General Partner


/s/ Daniel A. Burkhardt
    -------------------- President, Treasurer and Director November 15, 1999 Daniel A. Burkhardt


/s/ Ray L. Robbins, Jr.
    -------------------- Vice-President and Director        November 15, 1999
    Ray L. Robbins, Jr.