Form 10-K
period 1999-12-31
COMMUNITY INVESTMENT PARTNERS LP
filed 2000-03-27
CIK 856670

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             -----------------

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1999  Commission file number 0-18042
                          -----------------                         -------


                    COMMUNITY INVESTMENT PARTNERS, L.P.
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               MISSOURI                                43-1531582
---------------------------------------------------------------------------
     (State or other jurisdiction of              (IRS Employer
     incorporation or organization)               Identification No.)

     12555 Manchester Road
     St. Louis, Missouri                                 63131
---------------------------------------------------------------------------
(Address and principal executive office)              (Zip Code)

Registrant's telephone number, including area code (314) 515-2000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]   NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this form 10-K. [ ]

     As of March 15, 2000, 71,715 units of limited partnership interest (Units), representing net assets of $150,058 were held by non-affiliates. There is no established public market for such units.

                 DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Prospectus of the Registrant dated March 12, 1990, filed with the Securities and Exchange Commission and portions of the Proxy Statements of the Registrant dated March 12, 1991 and September 7, 1999, and filed with the Securities and Exchange Commission are incorporated by reference in Part I, Part II and Part III hereof.

                        COMMUNITY INVESTMENT PARTNERS, L.P.

                                TABLE OF CONTENTS
                                                                                    Page
                                                                                    ----
PART I

      Item 1.     Business                                                            4

      Item 2.     Properties                                                          5

      Item 3.     Legal Proceedings                                                   5

      Item 4.     Submission of Matters to a Vote of Security Holders                 6

PART II

      Item 5.     Market for the Registrant's Common Equity and Related
                  Stockholder Matters                                                 7

      Item 6.     Selected Financial Data                                             8

      Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 9

      Item 8.     Index to Financial Statements and Supplementary Financial Data     11

      Item 9.     Change in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                             23

PART III

      Item 10.    Directors and Executive Officers of the Registrant                 24

      Item 11.    Executive Compensation                                             25

      Item 12.    Security Ownership of Certain Beneficial Owners and
                  Management                                                         25

      Item 13.    Certain Relationships and Related Transactions                     25

PART IV

      Item 14.    Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K                                                           26

SIGNATURES                                                                           27

INDEX TO EXHIBITS                                                                    28

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

     During 1999, the Limited Partners voted to sell Partnership assets and thereby effect the dissolution of the Partnership pursuant to section
9.1.1 of the Partnership Agreement. As of December 31, 1999 all publicly traded securities have been sold through the public market. The Securities and Exchange Commission (SEC) is reviewing an application requesting permission to sell the remaining assets to EDJ Ventures. Upon receipt of approval from the SEC, the final dissolution processes will be completed.

     The information set forth under the captions "Proposal 1", "Proposal 2" and "Other Factors to Consider" of the Proxy Statement dated September 7, 1999, filed with the SEC pursuant to Section 14(A) of the Securities Exchange Act of 1934, is incorporated herein by reference.

     The Partnership is no longer making investments. For information regarding the Partnership's current portfolio investments and purchases and sales during the year, see Item 8 of this Form 10-K.

     The information set forth under the captions "Investment Objectives & Policies" and "Regulation" in the Prospectus of the Partnership dated March 12, 1990, filed with the SEC pursuant to Rule 497(b) under the Securities Act of 1933, is incorporated herein by reference.

RISKS OF UNIT OWNERSHIP

     The purchase and ownership of Units involve a number of significant risks and other important factors. The portfolio company investments of the Partnership involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investments in companies with little operating history, companies operating at a loss or with substantial variations in operating results from period to period, companies with the need for substantial additional capital to support expansion or achieve or maintain a competitive position, companies which may be highly leveraged, companies which may not be diversified and companies in which the Partnership may be the sole or primary lender. The Partnership invests in only a few companies. Therefore, a loss or other problem with a single investment could have a material adverse effect on the Partnership.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of Limited Partners was held on October 4, 1999, during which two matters were submitted for vote.

     The first matter requested authority to sell two assets to EDJ Ventures, Ltd., L.P. (EDJ Ventures), an affiliate of CIP Management, L.P., LLLP, (the managing general partner of the Partnership). The assets consist of a) the right to receive future payments totaling $96,750 from an escrow account, contingent upon and subject to reduction by any indemnity claims pursuant to a merger between Innovation Medical Technologies, Inc., and Alcon Surgical, Inc., a company in which the Partnership had previously invested; and b) the right to receive future payments totaling $24,057, contingent upon and subject to reduction by any indemnity claims that National Vision Associates, LTD., might successfully assert pursuant to its purchase of Frame-n-Lens Optical, Inc., a company in which the Partnership had previously invested. A total of 58,254 votes were cast for the proposal, zero votes were cast against the proposal, and zero votes were withheld.

     The second matter requested authority to sell the remaining assets of the Partnership, consisting of publicly traded securities, through the public market and thereby effect the dissolution of the Partnership. A total of 58,254 votes were cast for the proposal, zero votes were cast against the proposal, and zero votes were withheld.

                             PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     There is no established public trading market for the Limited Partnership interests. As of March 15, 2000, the total number of holders of units is 104. The number of limited partnership units outstanding is 87,820. The number of general partnership units outstanding is 20,000 as of March 15, 2000.

     Cash distributions of $7 per unit were made to its Partners during the year ended December 31, 1999.

     The information set forth under the captions "Partnership Distributions and Allocations" and "Transferability of Units" in the Prospectus of the Partnership dated March 12, 1990, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA


STATEMENTS OF FINANCIAL CONDITION:
                                                                      As of
                                                                   December 31,
                                       ---------------------------------------------------------------------
                                         1999           1998           1997           1996           1995
                                       ---------      ---------    -----------     ----------     ----------
Net Assets                             $ 225,605      $ 525,703    $ 2,143,937     $2,413,382     $3,577,659

Portfolio
Investments at
Fair Value                                     0        327,320      1,951,068      2,341,691      3,217,156


STATEMENTS OF INCOME:
                                                               For the Years Ended
                                                                   December 31,
                                        --------------------------------------------------------------------
                                          1999          1998           1997           1996            1995
                                        --------     ----------     ---------      ----------      ---------
Net (Loss) Income
before Net Realized Gains
and Net Unrealized
(Losses) Gains                          $(40,853)    $  (19,757)    $  37,739      $   (2,416)     $ (18,790)

Net Realized Gains                       322,013      1,237,319       486,662       1,647,498        594,681

Net Unrealized
(Losses) Gains                           173,482       (733,306)     (254,746)       (652,959)       318,870

Net Income                               454,642        484,256       269,655         992,123        894,761

Per Unit of
Partnership Interest:

Net Asset Value                             2.09           4.88         19.88           22.38          33.18

Net (Loss) Income
before Net Realized Gains
and Net Unrealized
(Losses) Gains                              (.38)          (.18)          .35            (.02)          (.17)

Net Realized Gains                          2.99          11.48          4.51           15.28           5.52

Net Unrealized
(Losses) Gains                              1.61          (6.80)        (2.36)          (6.06)          2.96

Net Income                                  4.22           4.49          2.50            9.20           8.30

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                    (FISCAL YEAR 1999 VERSUS 1998)

     Net income for the year ended December 31, 1999 was $454,642, a 6% decrease from 1998 net income of $484,256. Net income decreased mainly due to a $915,306 decrease in realized gains and a $13,859 increase in total expenses offset by a $906,788 increase in unrealized gains, as discussed below.

     The sale of all publicly traded investments during the fourth quarter of 1999 accounted for $231,991 of the $322,013 total realized gain. See detail of investment sales in Note 6 to the financial statements. These sales were made as a result of the October 4, 1999 Limited Partner vote approving the sale of Partnership assets. The remaining 1999 realized gain consisted of an $87,536 escrow payment received as a result of the 1998 liquidation of Innovation Medical Technologies Preferred stock and a $2,487 escrow payment received as a result of the 1998 liquidation of Vision Partners L.P. limited partnership interests.

     The $173,482 unrealized gain recorded in 1999 represents a reversal of the $65,182 unrealized loss on investment securities at December 31, 1998, and a $108,300 unrealized gain on the remaining assets that will be sold to EDJ Ventures, pending SEC approval. Previously, the assets were carried at a zero basis.

     The increase in expenses was caused by legal fees incurred related to the planned Partnership dissolution, including preparation of the proxy statement and request for approval from the SEC for the proposed sales of assets to EDJ Ventures.

     The Partnership made a distribution of $7 per unit during 1999, representing $754,740.

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

SUBSEQUENT EVENTS

     None


LIQUIDITY AND CAPITAL RESOURCES

     Total capital for the Partnership as of December 31, 1999, was $225,605. This consisted of $191,619 in Limited Partner capital and $33,986 in General Partner capital.

     Net income of $454,642 for 1999 was allocated in the amount of $370,306 to the Limited Partners and in the amount of $84,336 to the General Partners.

     At December 31, 1999, the Partnership had $132,539 in cash and cash equivalents.

Item 8.   INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY
          FINANCIAL DATA

                                                                          Page
                                                                          ----
      Report of Independent Accountants                                    12

      Schedule of Portfolio Investments as of
      December 31, 1998                                                    13

      Statements of Financial Condition as of December 31, 1999 and 1998   14

      Statements of Income for the Years Ended
      December 31, 1999, 1998 and 1997                                     15

      Statements of Cash Flows for the Years Ended
      December 31, 1999, 1998 and 1997                                     16

      Statements of Changes in Partnership Capital for the
      Years Ended December 31, 1999, 1998 and 1997                         17

      Notes to Financial Statements                                        18

Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                   REPORT OF INDEPENDENT ACCOUNTANTS



                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Community Investment Partners, L.P.


In our opinion, the accompanying Statements of Financial Condition, including the Schedule of Portfolio Investments, and the related Statements of Income, of Cash Flows and of Changes in Partnership Capital present fairly, in all material respects, the financial position of Community Investment Partners, L.P. (the "Partnership") at December 31, 1999 and 1998, and the results of its operations, its cash flows and the changes in Partnership Capital for each of the periods indicated, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of portfolio investments owned at December 31, 1999, by correspondence with the custodian, provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

Kansas City, Missouri
March 3, 2000

                                          COMMUNITY INVESTMENT PARTNERS, L.P.

                                           SCHEDULE OF PORTFOLIO INVESTMENTS
                                              As of December 31, 1998<F*>
------------------------------------------------------------------------------------------------------------------------
Company                                Nature of Business                                                     Fair Value
Investment Date                        Investment                                       Cost                  (Note 3)
------------------------------------------------------------------------------------------------------------------------
SAZTEC INTERNATIONAL, INC.             Provides services for database
(SAZZ)                                 construction and information
                                       conversion

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
                                                                                        ========                ========

<F*>THERE WERE NO PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 1999.

                                 The accompanying notes are an integral
                                  part of these financial statements.

                        COMMUNITY INVESTMENT PARTNERS, L.P.

                        STATEMENTS OF FINANCIAL CONDITION

                                    ASSETS
                                    ------
                                                               December 31,
                                                       --------------------------

                                                         1999              1998
                                                       --------          --------
Investments at Fair Value (Note 3)
      (cost $0 and $392,502, respectively)             $      0          $327,320
Cash and Cash Equivalents                               132,539           212,383
Other Receivable                                        108,300                 -
                                                       --------          --------
TOTAL ASSETS                                           $240,839          $539,703
                                                       ========          ========

                      LIABILITIES AND PARTNERSHIP CAPITAL
                      -----------------------------------
                                                               December 31,
                                                       --------------------------

                                                         1999              1998
                                                       --------          --------
Liabilities:
Accrued Expenses                                       $ 15,234          $ 14,000
                                                       --------          --------

          TOTAL LIABILITIES                              15,234            14,000
                                                       --------          --------

Partnership Capital:
Capital - Limited Partners                              191,619           436,053
Capital - General Partners                               33,986            89,650
                                                       --------          --------

          TOTAL PARTNERSHIP CAPITAL                     225,605           525,703
                                                       --------          --------
TOTAL LIABILITIES AND
      PARTNERSHIP CAPITAL                              $240,839          $539,703
                                                       ========          ========

                     The accompanying notes are an integral
                       part of these financial statements.

                                COMMUNITY INVESTMENT PARTNERS, L.P.

                                       STATEMENTS OF INCOME
                                                                   For the Years Ended
                                                                       December 31,
                                                       --------------------------------------------

                                                         1999             1998               1997
                                                       --------        ----------         ---------

                                              INCOME
                                              ------
Dividend and Interest Income                           $  1,486        $    8,723         $  56,358
                                                       --------        ----------         ---------

          TOTAL INCOME                                    1,486             8,723            56,358
                                                       --------        ----------         ---------

                                             EXPENSES
                                             --------

Professional Fees                                        42,339            24,956            17,633
Other                                                         -             3,524               986
                                                       --------        ----------         ---------

          TOTAL EXPENSES                                 42,339            28,480            18,619
                                                       --------        ----------         ---------
Net (Loss) Income before Net Realized
      Gains and Net Unrealized Gains (Losses)           (40,853)          (19,757)           37,739

Net Realized Gains on
      Sale of Investments (Note 6)                      322,013         1,237,319           486,662

Net Unrealized Gains (Losses)
      on Investments                                    173,482          (733,306)         (254,746)
                                                       --------        ----------         ---------

          NET INCOME                                   $454,642        $  484,256         $ 269,655
                                                       ========        ==========         =========

                                The accompanying notes are an integral
                                  part of these financial statements.

                                          COMMUNITY INVESTMENT PARTNERS, L.P.

                                              STATEMENTS OF CASH FLOWS

                                                                                    For the Years Ended
                                                                                        December 31,
                                                                        ---------------------------------------------
                                                                          1999             1998               1997
                                                                        ---------       -----------         ---------
CASH FLOWS PROVIDED BY  OPERATING ACTIVITIES:

      Net income                                                        $ 454,642       $   484,256         $ 269,655
      Adjustments to reconcile net income
          to net cash provided by operating activities:
      Purchase of portfolio investments                                         -                 -            (1,197)
      Proceeds from sale of portfolio investments                         714,515         2,127,761           623,736
      Unrealized (gains) losses on
          portfolio investments                                          (173,482)          733,306           254,746
      Net realized gains on
          sale of portfolio investments                                  (322,013)       (1,237,319)         (486,662)
      Decrease (increase) in accrued dividend
          and interest receivable                                               -            59,784           (56,358)
      Increase in accrued expenses                                          1,234             1,000               900
                                                                        ---------       -----------         ---------
          Net cash provided by
          operating activities                                            674,896         2,168,788           604,820
                                                                        ---------       -----------         ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:

      Capital distributions                                              (754,740)       (2,102,490)         (539,100)
                                                                        ---------       -----------         ---------

          Net cash used in financing activities                          (754,740)       (2,102,490)         (539,100)
                                                                        ---------       -----------         ---------

          Net (decrease) increase in cash and
          cash equivalents                                                (79,844)           66,298            65,720

CASH AND CASH EQUIVALENTS:

      Beginning of year                                                   212,383           146,085            80,365
                                                                        ---------       -----------         ---------

      End of year                                                       $ 132,539       $   212,383         $ 146,085
                                                                        =========       ===========         =========

                                       The accompanying notes are an integral
                                        part of these financial statements.

                                  16

                                COMMUNITY INVESTMENT PARTNERS, L.P.

                            STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                        For the Years Ended December 31, 1999, 1998 and 1997
                                                           -----------------------------------------
                                                             LIMITED         GENERAL
                                                            PARTNERS        PARTNERS        TOTAL
                                                           -----------      ---------    -----------
Balance, December 31, 1996                                 $ 1,973,575      $ 439,807    $ 2,413,382

Distribution                                                  (439,100)      (100,000)      (539,100)

Net Income                                                     219,634         50,021        269,655
                                                           -----------      ---------    -----------

Balance, December 31, 1997                                 $ 1,754,109      $ 389,828    $ 2,143,937

Distribution                                                (1,712,482)      (390,008)    (2,102,490)

Net Income                                                     394,426         89,830        484,256
                                                           -----------      ---------    -----------

Balance, December 31, 1998                                 $   436,053      $  89,650    $   525,703

Distribution                                                  (614,740)      (140,000)      (754,740)

Net Income                                                     370,306         84,336        454,642
                                                           -----------      ---------    -----------

Balance, December 31, 1999                                 $   191,619      $  33,986    $   225,605
                                                           ===========      =========    ===========

                                 The accompanying notes are an integral
                                  part of these financial statements.

                     COMMUNITY INVESTMENT PARTNERS, L.P.


                       NOTES TO FINANCIAL STATEMENTS

1.   GENERAL

     Partnership Organization
     ------------------------

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

     Partnership Dissolution
     -----------------------

          During 1999, the Limited Partners voted to sell Partnership assets and thereby effect the dissolution of the Partnership pursuant to section 9.1.1 of the Partnership Agreement.

          As of December 31, 1999 all publicly traded securities have been sold through the public market. The Securities and Exchange Commission is currently reviewing an application requesting permission to sell the remaining assets to EDJ Ventures. The remaining assets consist of a) the right to receive future payments totaling $96,750 from an escrow account, contingent upon and subject to reduction by any indemnity claims pursuant to a merger between Innovation Medical Technologies, Inc., and Alcon Surgical, Inc., a company in which the Partnership had previously invested; and b) the right to receive future payments totaling $24,057, contingent upon and subject to reduction by any indemnity claims that National Vision Associates, LTD., might successfully assert pursuant to its purchase of Frame-n-Lens Optical, Inc., a company in which the Partership had previously invested. Upon receipt of approval from the Securities and Exchange Commission, the final dissolution processes will be completed.

          As a result of the Partnership dissolution process, a $65,182 unrealized gain was recorded for the year ended December 31, 1999. This amount represents a reversal of the December 31, 1998 unrealized loss on the publicly traded securities that were sold in 1999.

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

     Risk of Ownership
     -----------------

          The purchase and ownership of Partnership Units involve a number of significant risks and other important factors. The portfolio company investments of the Partnership involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investments in companies with little operating history, companies operating at a loss or with substantial variations in operating results from period to period, companies with the need for substantial additional capital to support expansion or achieve or maintain a competitive position, companies which may be highly leveraged, companies which may not be diversified and companies in which the Partnership may be the sole or primary lender. The Partnership intends to invest in only a few companies; therefore, a loss or other problem with a single investment could have a material adverse effect on the Partnership.

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

     Income Taxes
     ------------

          Income taxes have not been provided for as the Partnership is a limited partnership and each partner is liable for its own tax payments. Allocation of Partnership profits and losses for tax purposes is based upon taxable income which may differ from net income for financial reporting purposes primarily due to differences between book and tax accounting for portfolio investments.

     Distributions
     -------------

          When excess cash, if any, becomes available, it is the Partnership's intent to make distributions. All distributions are subject to the sole discretion of the Managing General Partner and the Independent General Partners.

4.   PER UNIT INFORMATION

     There is no market for the Limited Partnership interests. Per unit information is as follows:

                                           For the Years Ended December 31,
                                        --------------------------------------

                                          1999           1998           1997
                                        --------       --------       --------
Number of unit holders                       104            104            104
                                        ========       ========       ========

Limited partnership units                 87,820         87,820         87,820

General partnership units                 20,000         20,000         20,000
                                        --------       --------       --------

Total units outstanding                  107,820        107,820        107,820
                                        ========       ========       ========

Net asset value per unit                $   2.09       $   4.88       $  19.88
                                        ========       ========       ========
Net income per unit                     $   4.22       $   4.49       $   2.50
                                        ========       ========       ========

5.   RELATED PARTY TRANSACTIONS

          The Partnership is furnished with certain non-reimbursed management and accounting services by affiliates, which are not reflected in the accompanying financial statements.

          Currently, the SEC is reviewing an application to sell the assets remaining at December 31, 1999 to EDJ Ventures.

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

6.   INVESTMENT TRANSACTIONS

     Following is a summary of portfolio investment transactions during the years ended December 31, 1999, 1998 and 1997, respectively.

     For the year ended December 31, 1999
     ------------------------------------

                                   Type of                                          Realized
     Company                       Investment           Cost         Proceeds      Gain (Loss)
     -------                       ------------       --------       --------      -----------
     SALES:

     Isolyser Company, Inc.        Common Stock       $262,203       $247,194      $ (15,009)

     Citation Computers            Common Stock         33,578         25,857         (7,721)

     Intermedia Communications
     of Florida                    Common Stock         18,397        341,326        322,929

     Saztec International, Inc.    Common Stock         78,324         10,115        (68,209)

     Innovation Medial             Escrow
     Technologies, Inc.            Disbursement              -         87,536         87,536

     Vision Partners, L.P.         Escrow
                                   Disbursement              -          2,487          2,487
                                                      --------       --------       --------

        TOTAL SALES                                   $392,502       $714,515       $322,013
                                                      ========       ========       ========

                                  21

     For the year ended December 31, 1998
     ------------------------------------

                                   Type of                                         Realized
     Company                       Investment           Cost        Proceeds      Gain (Loss)
     -------                       ------------       --------     ----------     -----------
     SALES:

     Innovation Medical            Term Notes
     Technologies, Inc.            and Warrants       $ 40,763     $   40,763     $        -

     Innovation Medical            Term Notes
     Technologies, Inc.            and Warrants         15,008         15,008              -

     Innovation Medical            Liquidation of
     Technologies, Inc.            Preferred Stock     239,994      1,410,596      1,170,602

     Intermedia Communications
     of Florida                    Common Stock         19,712        546,919        527,207

     Vision Partners, L.P.         Liquidation of
                                   Limited
                                   Partnership
                                   Interests           574,965        114,475       (460,490)
                                                      --------     ----------     ----------

        TOTAL SALES                                   $890,442     $2,127,761     $1,237,319
                                                      ========     ==========     ==========

     During 1998, there was a two-for-one stock split on Intermedia Communications of Florida common stock. The Partnership's 6,535 remaining shares of common stock were converted into a total of 13,070 shares of common stock.

     For the year ended December 31, 1997
     ------------------------------------

                                   Type of                                         Realized
     Company                       Investment           Cost        Proceeds      Gain (Loss)
     -------                       ------------       --------      --------      -----------
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

Specific Information regarding the Independent General Partners:

     Tommy L. Gleason, Jr., 54, has been an Independent General Partner of the Partnership since February 1990. He is also an independent general partner of Community Investment Partners II, L.P., a business development company. Mr. Gleason is the Chairman and Chief Executive Officer of Galaxy Systems Management, Inc., the general Partner of Galaxy Telecom, L.P., which is involved in management of cable television systems located in sixteen states and serving approximately 175,000 subscribers. Mr. Gleason owns 4,000 Units.

     E. Stanley Kroenke, 52, has served as an Independent General Partner of the Partnership since February 1990. He is also an independent general partner of Community Investment Partners II, L.P., a business development company. Mr. Kroenke leads a company that is a national investor, developer, and owner of commercial real estate. The company is a developer and owner of numerous shopping centers, office buildings and apartment projects around the country. Mr. Kroenke is co-owner of the St. Louis Rams National Football League franchise. He serves as a member of the board of directors of Wal-Mart Stores, Inc., Bentonville, Arkansas; Central Bancompany, Jefferson City, Missouri; and Boone County National Bank, Columbia, Missouri. He is a trustee of the College of the Ozarks in Point Lookout, Missouri. He also serves on the boards of the Greater St. Louis Area Council Boy Scouts of America and the St. Louis Art Museum. Mr. Kroenke owns 4,000 Units.

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

The Directors and Officers of CIP Management, Inc. are as follows:

     Daniel A. Burkhardt, 52, President, Treasurer and Director of CIP Management, Inc. since October 1989 and general partner of CIP Management, L.P., LLLP since February 1990. He is a general partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P. where he has specialized in investment banking and structuring investments since 1980. He is also a director of St. Joseph Light & Power Co. and SEMCO Energy, Inc. Mr. Burkhardt is the beneficial owner of 2,105 Units.

     Ray L. Robbins, Jr., 55, Vice President and Director of CIP Management, Inc. since October 1989. He is a general partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where he has specialized in securities analysis since 1984, and where he was responsible for municipal bond transactions from 1975 to 1983. Mr. Robbins is Co-Chairman of the Edward D. Jones & Co., L.P. Investment Policy Committee. Mr. Robbins is a beneficial owner of 2,000 Units.

     Marilyn A. Gaffney, 41, Secretary of CIP Management, Inc. since October 1989. She is a Limited Partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where she has been a senior investment adviser in investment banking since 1980. Ms. Gaffney is the beneficial owner of 200 Units.

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

     As of March 15, 2000, the following parties are known by the Partnership to be the beneficial owners of more than 5% of the Units.

                                                        Amount of
                                                       Beneficial    % of Limited   % of General
                                                        Ownership    Partnership    Partnership
      Name                                              of Units       Capital        Capital
      ----                                             -----------------------------------------
      Mid-American Capital Co.                           10,000         11.39%            -
      Richard P. Kiphart                                  4,590          5.23%
      CIP Management L.P., LLLP                          19,800             -            99%

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

     3.   Exhibits:
          --------

          (3) Amended and Restated Certificate and Agreement of Limited Partnership dated as of March 29, 1990.

          (4)   Form of Unit Certificate.<F*>

          (10) Management Agreement dated March 28, 1990, between the Partnership and CIP Management, L.P., LLLP<F**>

          (28) Prospectus of the Partnership dated March 12, 1990, filed with the Securities and Exchange Commission in connection with Registration Statement No. 33-31649 on Form N-2 under the Securities Act of 1933.<F***>

          [FN]
          <F*>  Incorporated by reference to Exhibit A of the Prospectus of the Partnership dated March 12, 1990 filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933.

          <F**> Incorporated by reference to the Partnership's Proxy
                Statement filed with the Securities Exchange
                Commission on March 11, 1991.

          <F***>Incorporated by reference to the Partnership's
                Registration Statement No. 33-31649 on Form N-2 under the Securities Act of 1933.

     b. A report on Form 8-K was filed on December 10, 1999, reporting the disposition of the publicly traded investments. No financial statements were filed with the report.

     c.   Exhibits filed as part of this report are included in Item (14)
          (a)(3) above.

     d. All financial statement schedules are omitted because they are not applicable or the required information is included in the balance sheet or notes thereto.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March, 2000.

                              Community Investment Partners, L.P.
                              By:  CIP Management, L.P., LLLP, its
                                   Managing General Partner

                              By:  CIP Management, Inc., its
                                   Managing General Partner



                              /s/    Daniel A. Burkhardt, President
                              ---------------------------------------
                              By:  Daniel A. Burkhardt, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


/s/  Daniel A. Burkhardt        General Partner of CIP Management
-----------------------------   L.P., LLLP, President, Treasurer and
     Daniel A. Burkhardt        Director of CIP Management, Inc.



/s/  Ray L. Robbins             Vice President and Director of CIP
-----------------------------   Management, Inc.
     Ray L. Robbins



/s/  Tommy L. Gleason, Jr.      Individual General Partner,
-----------------------------   Community Investment Partners, L.P.
     Tommy L. Gleason, Jr.



/s/  E. Stanley Kroenke         Individual General Partner,
-----------------------------   Community Investment Partners, L.P.
     E. Stanley Kroenke

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

[FN]
-------------

<F*>Incorporated by reference