Form 10-Q
period 2000-03-31
COMMUNITY INVESTMENT PARTNERS LP
filed 2000-05-15
CIK 856670

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


                        -----------------------


                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934



            For the quarterly period ended  MARCH 31, 2000
                   Commission file number   0-18042


                  COMMUNITY INVESTMENT PARTNERS, L.P.

----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


    MISSOURI                                        43-1531582

----------------------------------------------------------------------
    (State or other jurisdiction of              (IRS Employer
    incorporation or organization)               Identification No.)

    12555 Manchester Road
    St. Louis, Missouri                             63131

----------------------------------------------------------------------
    (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code  (314) 515-2000

                                                   -----------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
YES  [ X ]  NO [   ]

                  COMMUNITY INVESTMENT PARTNERS, L.P.

                                 INDEX


                                                                  Page
                                                                 Number
Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Statement of Financial Condition                        3
            Statement of Income                                     4
            Statement of Cash Flows                                 5
            Statement of Changes in Partnership Capital             6
            Notes to Financial Statements                           7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     8


Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                       9
Item 6.     Exhibits and Reports on Form 8-K                        9

            Signatures                                             10

                     Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                             COMMUNITY INVESTMENT PARTNERS, L.P.

                              STATEMENT OF FINANCIAL CONDITION
                                         (UNAUDITED)

                                                                   March 31,       December 31,
                                                                     2000              1999

------------------------------------------------------------------------------------------------
                                           ASSETS
                                           ------

Cash and Cash Equivalents                                          $132,539          $132,539
Other Receivable                                                    108,300           108,300

                                                                  ----------        ----------

TOTAL ASSETS                                                       $240,839          $240,839
                                                                   ========          ========


                             LIABILITIES AND PARTNERSHIP CAPITAL
                             -----------------------------------

Liabilities:

Accounts Payable and Accrued Expenses                              $ 18,681          $ 15,234

                                                                   --------          --------

   TOTAL LIABILITIES                                                 18,681            15,234

                                                                   --------          --------
Partnership Capital:

Capital - Limited Partners                                          188,811           191,619
Capital - General Partners                                           33,347            33,986

                                                                   --------          --------

   TOTAL PARTNERSHIP CAPITAL                                        222,158           225,605

                                                                   --------          --------
TOTAL LIABILITIES AND
   PARTNERSHIP CAPITAL                                             $240,839          $240,839
                                                                   ========          ========



------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                      Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                             COMMUNITY INVESTMENT PARTNERS, L.P.

                                     STATEMENT OF INCOME
                                         (UNAUDITED)

                                                                 Three Months      Three Months
                                                                    Ended             Ended
                                                                March 31, 2000    March 31, 1999

---------------------------------------------------------------------------------------------------
                                           INCOME
                                           ------

Dividend and Interest Income                                        $     1          $      -

                                                                    -------          --------


      TOTAL INCOME                                                  $     1          $      -

                                                                    -------          --------


                                           EXPENSES
                                           --------


Professional Fees                                                     3,448             6,295

                                                                    -------          --------

      TOTAL EXPENSES                                                  3,448             6,295

                                                                    -------          --------

Net (Loss) before Realized Gains and
   Unrealized Gains (Losses)                                         (3,447)           (6,295)
Net Realized Gains on
   Sale of Investments                                                    -             2,487
Net Unrealized Gains on
   Investments                                                            -           233,772

                                                                    -------          --------

NET (LOSS) INCOME                                                   $(3,447)         $229,964
                                                                    =======          ========

Per Unit Information:
   Net (Loss) Income                                                $  (.03)         $   2.13
                                                                    =======          ========

   Net Asset Value                                                  $  2.06          $   7.01
                                                                    =======          ========

Units Outstanding:
   Limited Partners                                                  87,820            87,820
   General Partners                                                  20,000            20,000


---------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                     Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                             COMMUNITY INVESTMENT PARTNERS, L.P.

                                   STATEMENT OF CASH FLOWS
                                         (UNAUDITED)


                                                                 Three Months     Three Months
                                                                    Ended             Ended
                                                                March 31, 2000    March 31, 1999

---------------------------------------------------------------------------------------------------
CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES:

   Net (loss) income                                               $ (3,447)        $ 229,964
   Adjustments to reconcile net income to net
      cash provided by operating activities -
   Unrealized (gains) losses on portfolio investments                     -          (233,772)
   Increase in accounts
      and accrued expenses                                            3,447             3,500

                                                                   --------         ---------
   Net cash (used) provided by
      operating activities                                                -              (308)

                                                                   --------         ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:

   Net decrease in cash and cash equivalents                              -              (308)

CASH AND CASH EQUIVALENTS, beginning of period                       132,539          212,383

                                                                   ---------        ---------

CASH AND CASH EQUIVALENTS, end of period                           $ 132,539        $ 212,075
                                                                   =========        =========




---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                     Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                             COMMUNITY INVESTMENT PARTNERS, L.P.

                         STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                         (UNAUDITED)


                                                THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                             Limited Partners   General Partners      Total

----------------------------------------------------------------------------------------------

Balance, December 31, 1998                       $436,053          $ 89,650          $525,703

Net Income                                        187,306            42,658           229,964

                                                 --------          --------          --------

Balance, March 31, 1999                          $623,359          $132,308          $755,667
                                                 ========          ========          ========


Balance, December 31, 1999                       $191,619          $ 33,986          $225,605

Net Loss                                           (2,808)             (639)           (3,447)

                                                 --------          --------          --------

Balance, March 31, 2000                          $188,811          $ 33,347          $225,158
                                                 ========          ========          ========






----------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

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

     During 1999, the Limited Partners voted to sell Partnership assets and thereby effect the dissolution of the Partnership pursuant to section 9.1.1 of the Partnership Agreement. As of December 31, 1999 all publicly traded securities had been sold through the public market. The Securities and Exchange Commission (SEC) is currently reviewing an application requesting permission to sell the remaining assets to EDJ Ventures, an affiliate. Upon receipt of approval from the SEC, the final dissolution processes will be completed.

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

                     Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                  COMMUNITY INVESTMENT PARTNERS, L.P.

                   MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

     Net loss for the first quarter of 2000 was $3,447, compared to net income of $229,964 for the quarter ended March 31, 1999. The $3,447 net loss at March 31, 2000 is the result of legal and professional expense related to the Partnership dissolution process. There were no revenues, as all publicly traded investments were sold in 1999.

INVESTMENT TRANSACTIONS

The Partnership did not participate in any portfolio investment transactions during the period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Total Partnership capital was $222,158 as of March 31, 2000, which consisted of $188,811 in limited partner capital and $33,347 in general partner capital. Net loss for the quarter was allocated to the limited partners in the amount of $2,808 and to the general partners in the amount of $639.
     As of March 31, 2000, the Partnership had $132,539 in cash and cash equivalents.


SUBSEQUENT EVENTS

     None

                      Part II.  OTHER INFORMATION


                  COMMUNITY INVESTMENT PARTNERS, L.P.

Item 1: Legal Proceedings

        The partnership is not a party to any material pending legal proceedings.

Item 6: Exhibits and Reports on Form 8-K

        (a) Exhibits
        None

        (b) Reports on Form 8-K
        No reports were filed on Form 8-K during the quarter ended
        March 31, 2000.

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


                  COMMUNITY INVESTMENT PARTNERS, L.P.

        By:  CIP Management, L.P., LLLP, Managing General Partner
        By:  CIP Management, Inc., its Managing General Partner


/s/   Daniel A. Burkhardt
      ----------------------  President, Treasurer and Director   May 11, 2000
      Daniel A. Burkhardt


/s/   Ray L. Robbins
      ----------------------  Vice-President and Director         May 11, 2000
      Ray L. Robbins