Form 10-Q
period 2000-06-30
COMMUNITY INVESTMENT PARTNERS LP
filed 2000-08-11
CIK 856670

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 2000
                       Commission file number 0-18042


                    COMMUNITY INVESTMENT PARTNERS, L.P.
-------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


      MISSOURI                                       43-1531582
-------------------------------------------------------------------------
      (State or other jurisdiction of                (IRS Employer
      incorporation or organization)                 Identification No.)

      12555 Manchester Road
      St. Louis, Missouri                            63131
-------------------------------------------------------------------------
      (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code  (314) 515-2000
                                                   ----------------------

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

                     Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                      COMMUNITY INVESTMENT PARTNERS, L.P.

                       STATEMENT OF FINANCIAL CONDITION
                                                       (Unaudited)
                                                         June 30,       December 31,
                                                           2000             1999

------------------------------------------------------------------------------------
                                  ASSETS
                                  ------

Cash and Cash Equivalents                                $107,920         $132,539
Other Receivable                                          108,300          108,300

                                                         --------         --------

   TOTAL ASSETS                                          $216,220         $240,839
                                                         ========         ========

                    LIABILITIES AND PARTNERSHIP CAPITAL
                    -----------------------------------

Liabilities:

Accounts Payable and Accrued Expenses                    $  3,500         $ 15,234

                                                         --------         --------

   TOTAL LIABILITIES                                        3,500           15,234

                                                         --------         --------

Partnership Capital:
Capital - Limited Partners                                181,124          191,619
Capital - General Partners                                 31,596           33,986

                                                         --------         --------

   TOTAL PARTNERSHIP CAPITAL                              212,720          225,605

                                                         --------         --------

TOTAL LIABILITIES AND
   PARTNERSHIP CAPITAL                                   $216,220         $240,839
                                                         ========         ========


------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                     Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                               COMMUNITY INVESTMENT PARTNERS, L.P.

                                      STATEMENT OF INCOME
                                          (UNAUDITED)

                                          Three Months Ended             Six Months Ended
                                        June 30,       June 30,       June 30,       June 30,
                                          2000           1999           2000           1999

==============================================================================================
                                             INCOME
                                             ------

Dividend and Interest Income             $     -       $      -       $      1       $      -

                                         -------       --------       --------       --------

      TOTAL INCOME                             -              -              1              -

                                         -------       --------       --------       --------

                                            EXPENSES
                                            --------

Professional Fees                          9,438          6,971         12,886         13,266

                                         -------       --------       --------       --------

      TOTAL EXPENSES                       9,438          6,971         12,886         13,266

                                         -------       --------       --------       --------

Net Loss before Realized Gains and
   Net Unrealized Gains                   (9,438)        (6,971)       (12,885)       (13,266)
Realized Gains on
   Sale of Investments                         -              -              -          2,487
Net Unrealized Gains on
   Investments                                 -        191,765              -        425,537

                                         -------       --------       --------       --------

NET (LOSS) INCOME                        $(9,438)      $184,794       $(12,885)      $414,758
                                         =======       ========       ========       ========

Per Unit Information:
   Net (Loss) Income                     $  (.09)      $   1.71       $   (.12)      $   3.84
                                         =======       ========       ========       ========

   Net Asset Value (as of June 30, 2000
   And December 31, 1999)                                             $   1.97       $   2.09
                                                                      ========       ========

Units Outstanding:
   Limited Partners                                                     87,820         87,820
   General Partners                                                     20,000         20,000


----------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                     Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                              COMMUNITY INVESTMENT PARTNERS, L.P.

                                  STATEMENT OF CASH FLOWS

                                        (UNAUDITED)

                                                                      Six Months     Six Months
                                                                        Ended          Ended
                                                                    June 30, 2000  June 30, 1999

================================================================================================
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES:

   Net (Loss) Income                                                  $(12,885)     $ 414,758
   Adjustments to reconcile Net Income (Loss) to Net
      Cash Provided by Operating Activities -
   Unrealized gain on Investments                                            -       (425,537)
   Decrease in Accounts Payable
      and Accrued Expenses                                             (11,734)        (7,000)

                                                                      --------      ---------

   Total Cash Used In Operating Activities                             (24,619)       (17,779)

                                                                      --------      ---------

   Net Decrease in Cash and Cash Equivalents                           (24,619)       (17,779)


CASH AND EQUIVALENTS, Beginning of period                              132,539        212,383

                                                                      --------      ---------

CASH AND EQUIVALENTS, End of period                                   $107,920      $ 194,604
                                                                      ========      =========

------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                     Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                       COMMUNITY INVESTMENT PARTNERS, L.P.

                   STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                                  (UNAUDITED)

                                       Six Months Ended June 30, 2000 and 1999

                                    Limited Partners  General Partners      Total

------------------------------------------------------------------------------------
Balance, December 31, 1998              $436,053          $ 89,650        $525,703

Net Income                               337,821            76,937         414,758

                                        --------          --------        --------

Balance, June 30, 1999                  $773,874          $166,587        $940,461
                                        ========          ========        ========


Balance, December 31, 1999              $191,619          $ 33,986        $225,605

Net Loss                                 (10,495)           (2,390)        (12,885)

                                        --------          --------        --------

Balance, June 30, 2000                  $181,124          $ 31,596        $212,720
                                        ========          ========        ========

------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

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

                  Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Final Condition and Results of Operations


               COMMUNITY INVESTMENT PARTNERS, L.P.

                MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000 VERSUS QUARTER ENDED JUNE 30, 1999
     Net loss for the three months ended June 30, 2000 was $9,438, compared to net income of $184,794 for the three months ended
June 30, 1999.
     Revenue recorded for the three months ended June 30, 1999 of $191,765 consisted solely of net unrealized gains on publicly traded investments. There were no revenues during the three months ended June 30, 2000, as all publicly traded investments were sold in 1999.
     Expenses for the three months ended June 30, 2000 were $9,438, compared to $6,971 for the three months ended June 30, 1999. The 35% increase is due to legal charges related to the dissolution process of the Partnership.

SIX MONTHS ENDED JUNE 30, 2000 VERSUS SIX MONTHS ENDED JUNE 30,
1999
     Net loss for the six months ended June 30, 2000 was $12,885, compared to net income of $414,758 for the six months ended June 30, 1999.
     Revenue for the six months ended June 30, 1999 of $428,024 represented $2,487 of realized gains on investments and $425,537 of net unrealized gains on publicly traded investments. The Partnership is in the final stages of the dissolution process and sold substantially all of the income producing investments during 1999. As a result, there were no revenues for the six months ended June 30, 2000.
     Expenses for the six months ended June 30, 2000 were $12,886, a 3% decrease from total expenses for the six months ended June 30, 1999 of $13,266.

INVESTMENT TRANSACTIONS

     The Partnership did not participate in any portfolio investment transactions during the six months ended June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

     Total Partnership capital was $212,720 as of June 30, 2000, which consisted of $181,124 in limited partner capital and $31,596 in general partner capital. Net loss was allocated to the limited partners in the amount of $10,495 and to the general partners in the amount of $2,390.

     At June 30, 2000, the Partnership had $107,920 in cash and cash equivalents.

                  COMMUNITY INVESTMENT PARTNERS, L.P.

Item 1:     Legal Proceedings

            The partnership is not a party to any material pending legal proceedings.

Item 6:     Exhibits and Reports on Form 8-K

            (a) Exhibits
            27 Financial Data Schedule

            (b) Reports on Form 8-K
            No reports were filed on Form 8-K for the quarter ended
            June 30, 2000

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


                   COMMUNITY INVESTMENT PARTNERS, L.P.

         By: CIP Management, L.P., LLLP, Managing General Partner
         By: CIP Management, Inc., its Managing General Partner


/s/ Daniel A. Burkhardt
    --------------------- President, Treasurer and Director August 11, 2000 Daniel A. Burkhardt


/s/ Ray L. Robbins, Jr.
    ---------------------  Vice-President and Director        August 11, 2000
    Ray L. Robbins, Jr.