Form 10-Q
period 2000-09-30
COMMUNITY INVESTMENT PARTNERS LP
filed 2000-11-14
CIK 856670

1:

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------


                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended SEPTEMBER 30, 2000
                       Commission file number 0-18042



                     COMMUNITY INVESTMENT PARTNERS, L.P.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


  MISSOURI                                                43-1531582
-------------------------------------------------------------------------------
  (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                       Identification No.)

  12555 Manchester Road
  St. Louis, Missouri                                     63131
-------------------------------------------------------------------------------
  (Address of principal executive offices)             (Zip Code)


     Registrant's telephone number, including area code     (314) 515-2000
                                                          ------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                  ---   ---

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                                    INDEX


                                                                         Page
                                                                        Number
Part I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Statement of Financial Condition.............................3
             Statement of Income..........................................4
             Statement of Cash Flows......................................5
             Statement of Changes in Partnership Capital..................6
             Notes to Financial Statements................................7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................8



Part II.     OTHER INFORMATION

Item 1.      Legal Proceedings...........................................10
Item 6.      Exhibits and Reports on Form 8-K............................10

             Signatures..................................................12

                                       Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                                    COMMUNITY INVESTMENT PARTNERS, L.P.

                                     STATEMENT OF FINANCIAL CONDITION
                                                                (Unaudited)
                                                               September 30,     December 31,
                                                                    2000             1999
------------------------------------------------------------------------------------------------
                                                  ASSETS
                                                  ------


Cash and Cash Equivalents                                       $  154,213        $  132,539
Accounts Receivable                                                 59,925           108,300
                                                                ----------        ----------

     TOTAL ASSETS                                               $  214,138        $  240,839
                                                                ==========        ==========




                                    LIABILITIES AND PARTNERSHIP CAPITAL
                                    -----------------------------------

Liabilities:

Accounts Payable and Accrued Expenses                           $    5,250        $   15,234
                                                                ----------        ----------

     TOTAL LIABILITIES                                               5,250            15,234
                                                                ----------        ----------
Partnership Capital:
Capital - Limited Partners                                         178,003           191,619
Capital - General Partners                                          30,885            33,986
                                                                ----------        ----------

     TOTAL PARTNERSHIP CAPITAL                                     208,888           225,605
                                                                ----------        ----------
TOTAL LIABILITIES AND
     PARTNERSHIP CAPITAL                                        $  214,138        $  240,839
                                                                ==========        ==========





------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                  Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                               COMMUNITY INVESTMENT PARTNERS, L.P.

                                       STATEMENT OF INCOME
                                           (UNAUDITED)

                                                 Three Months Ended          Nine Months Ended
                                              Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                                2000          1999          2000          1999
-------------------------------------------------------------------------------------------------
                                              INCOME
                                              ------
Dividend and Interest Income                  $      --     $      --     $       1     $      --
                                              ---------     ---------     ---------     ---------

     TOTAL INCOME                                    --            --             1            --
                                              ---------     ---------     ---------     ---------

                                             EXPENSES
                                             --------
Professional Fees                                 3,317        13,072        16,203        26,338
Other                                               515           515           515           515
                                              ---------     ---------     ---------     ---------

     TOTAL EXPENSES                               3,832        13,587        16,718        26,853
                                              ---------     ---------     ---------     ---------

Net (Loss) before Net Realized Gains and
   Net Unrealized (Losses) Gains                 (3,832)      (13,587)      (16,717)      (26,853)
Net Realized Gains on
   Sale of Investments                               --        84,596            --        87,083
Net Unrealized (Losses) Gains on
   Investments                                       --      (171,250)           --       254,286
                                              ---------     ---------     ---------     ---------

NET (LOSS) INCOME                             $  (3,832)    $(100,241)    $ (16,717)    $ 314,516
                                              =========     =========     =========     =========

Per Unit Information:
     Net (Loss) Income                        $    (.04)    $    (.93)    $    (.16)    $    2.91
                                              =========     =========     =========     =========

     Net Asset Value (as of September
     30, 2000 and December 31, 1999)                                      $    1.93     $    2.09
                                                                          =========     =========

Units Outstanding:
     Limited Partners                                                        87,820        87,820
     General Partners                                                        20,000        20,000


-------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.


                                  Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                               COMMUNITY INVESTMENT PARTNERS, L.P.

                                     STATEMENT OF CASH FLOWS

                                           (UNAUDITED)

                                                                 Nine Months         Nine Months
                                                                    Ended               Ended
                                                               Sept. 30, 2000      Sept. 30, 1999
-------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES:

     Net (Loss) Income                                           $ (16,717)          $ 314,516
     Adjustments to reconcile Net Income (Loss) to Net
       Cash Provided by Operating Activities -
     Sale of Portfolio Investments                                      --              22,718
     Net Realized Gain on Sale of Portfolio Investments                 --               2,939
     Unrealized Gain on Investments                                     --            (254,286)
     Decrease (Increase) in Accounts Receivable                     48,375             (22,718)
     Decrease in Accounts Payable
       and Accrued Expenses                                         (9,984)             (3,500)
                                                                 ---------           ---------
     Total Cash Provided by
       Operating Activities                                         21,674              59,669

CASH AND EQUIVALENTS, Beginning of period                          132,539             212,383
                                                                 ---------           ---------

CASH AND EQUIVALENTS, End of period                              $ 154,213           $ 272,052
                                                                 =========           =========














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

                                  Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                               COMMUNITY INVESTMENT PARTNERS, L.P.

                           STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                                           (UNAUDITED)

                                                  Nine Months Ended September 30, 2000 and 1999

                                            Limited Partners    General Partners          Total

-------------------------------------------------------------------------------------------------
Balance, December 31, 1998                      $ 436,053           $  89,650           $ 525,703

Net Income                                        256,173              58,343             314,516
                                                ---------           ---------           ---------

Balance, September 30, 1999                     $ 692,226           $ 147,993           $ 840,219
                                                =========           =========           =========


Balance, December 31, 1999                      $ 191,619           $  33,986           $ 225,605

Net Loss                                          (13,616)             (3,101)            (16,717)
                                                ---------           ---------           ---------

Balance, September 30, 2000                     $ 178,003           $  30,885           $ 208,888
                                                =========           =========           =========




















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

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                     COMMUNITY INVESTMENT PARTNERS, L.P.

                      MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 VERSUS QUARTER ENDED SEPTEMBER 30, 1999
     Net loss for the three months ended September 30, 2000 was $3,832 compared to a net loss of $100,241 for the three months ended September 30, 1999.
     There were no revenues for the three months ended September 30, 2000, as all publicly traded investments were sold in 1999 in preparation for the Partnership dissolution. Unit holders approved the dissolution in late 1999. Net revenues for the three months ended September 30, 1999 were a negative $86,657, consisting of $84,596 net realized gains on investments and $171,250 of net unrealized losses on publicly traded investments.
     Expenses for the three months ended September 30, 2000 were $3,832, a 71% decrease from the $13,587 recorded for the three months ended September 30, 1999. 1999 expenses were high due to legal charges related to the planned dissolution of the Partnership.
     Management is awaiting final approval from the Securities and Exchange Commission regarding the sale of the remaining Partnership assets to EDJ Ventures. The remaining assets consist of the right to receive future escrow payments from Innovation Medical Technologies. Inc. and Alcon Surgical, Inc. The Partnership received a $48,375 escrow payment from Innovation Medical Technologies, Inc. in August 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1999
     Net loss for the nine months ended September 30, 2000 was $16,717, compared to net income of $314,516 for the nine months ended September 30, 1999.
     Due to the partnership dissolution, there were no revenues for the nine months ended September 30, 2000. The $314,516 net revenue for the nine months ended September 30, 1999 consisted of $87,083 net realized gains on investments and $254,286 of net unrealized gains on publicly traded investments.
     Expenses decreased 38% year over year, from $26,853 for the nine months ended September 30, 1999 to $16,718 for the nine months ended September 30, 2000, primarily due to lower audit and legal fees in 2000.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT TRANSACTIONS

     The Partnership did not participate in any portfolio investment transactions during the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Total Partnership capital was $208,888 as of September 30, 2000, which consisted of $178,003 in limited partner capital and $30,885 in general partner capital. Net loss was allocated to the limited partners in the amount of $13,616 and to the general partners in the amount of $3,101.
     At September 30, 2000, the Partnership had $154,213 in cash and cash equivalents.

                         Part II. OTHER INFORMATION


                     COMMUNITY INVESTMENT PARTNERS, L.P.


Item 1:       Legal Proceedings

              The partnership is not a party to any material pending legal proceedings.

Item 6:       Exhibits and Reports on Form 8-K

              (a) Exhibits
              None

              (b) Reports on Form 8-K
              No reports were filed on Form 8-K for the quarter ended September 30, 2000.

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


                     COMMUNITY INVESTMENT PARTNERS, L.P.

          By: CIP Management, L.P., LLLP, Managing General Partner
          By: CIP Management, Inc., its Managing General Partner


/s/      Daniel A. Burkhardt
         -----------------------   President, Treasurer and Director        November 14, 2000
         Daniel A. Burkhardt


/s/      Ray L. Robbins, Jr.
         -----------------------   Vice-President and Director              November 14, 2000
         Ray L. Robbins, Jr.
