Form 10-K
period 2000-12-31
COMMUNITY INVESTMENT PARTNERS LP
filed 2001-03-29
CIK 856670

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             -------------------

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934


 For the fiscal year ended December 31, 2000    Commission file number 0-18042
                           -----------------                           -------


                     COMMUNITY INVESTMENT PARTNERS, L.P.
 ---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           MISSOURI                                           43-1531582
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification No.)


     12555 Manchester Road
     St. Louis, Missouri                                        63131
--------------------------------------------------------------------------------
(Address and principal executive office)                      (Zip Code)


Registrant's telephone number, including area code        (314) 515-2000
                                                     ------------------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this form 10-K. [ ]

     As of March 15, 2001 71,315 units of limited partnership interest (Units), representing net assets of $125,960 were held by non-affiliates. There is no established public market for such units.

                     DOCUMENTS INCORPORATED BY REFERENCE
     None

                                  COMMUNITY INVESTMENT PARTNERS, L.P.

                                           TABLE OF CONTENTS

PART I                                                                                           Page
                                                                                                 ----
     Item 1.      Business.......................................................................4

     Item 2.      Properties.....................................................................5

     Item 3.      Legal Proceedings..............................................................5

     Item 4.      Submission of Matters to a Vote of Security Holders............................5

PART II

     Item 5.      Market for the Registrant's Common Equity and Related
                  Stockholder Matters............................................................6

     Item 6.      Selected Financial Data........................................................7

     Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................8

     Item 8.      Index to Financial Statements and Supplementary Financial Data.................10

     Item 9.      Change in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.........................................21

PART III

     Item 10.     Directors and Executive Officers of the Registrant.............................22

     Item 11.     Executive Compensation.........................................................23

     Item 12.     Security Ownership of Certain Beneficial Owners and
                  Management.....................................................................23

     Item 13.     Certain Relationships and Related Transactions.................................24

PART IV

     Item 14.     Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K.......................................................................25

SIGNATURES        ...............................................................................26

INDEX TO EXHIBITS ...............................................................................27

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

     During 1999, the Limited Partners voted to sell Partnership assets and thereby effect the dissolution of the Partnership pursuant to section 9.1.1 of the Partnership Agreement. As of December 31, 1999 all publicly traded securities were sold through the public market. Upon receipt of a final scheduled escrow payment in July 2001, the Partnership expects to begin the final dissolution process.

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

                                   PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     There is no established public trading market for the Limited Partnership interests. As of March 15, 2001, the total number of holders of units is 104. The number of limited partnership units outstanding is 87,820. The number of general partnership units outstanding is 20,000 as of March 15, 2001.

     The information set forth under the captions "Partnership Distributions and Allocations" and "Transferability of Units" in the Prospectus of the Partnership dated March 12, 1990, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA


STATEMENTS OF FINANCIAL CONDITION:

                                                                       As of
                                                                   December 31,
                                  ------------------------------------------------------------------------------
                                    2000             1999              1998             1997             1996
                                  --------         --------          --------        ----------       ----------
Net Assets                        $189,374         $225,605          $525,703        $2,143,937       $2,413,382

Portfolio Investments
at Fair Value                            -                -           327,320         1,951,068        2,341,691

STATEMENTS OF INCOME:
                                                                For the Years Ended
                                                                   December 31,
                                  ------------------------------------------------------------------------------
                                    2000             1999               1998            1997             1996
                                  --------         --------          ----------      ---------        ----------
Net (Loss) Income
before Net Realized Gains
and Net Unrealized
(Losses) Gains                    $(27,804)        $(40,853)         $  (19,757)     $  37,739        $   (2,416)

Net Realized Gains (Losses)         (8,427)         322,013           1,237,319        486,662         1,647,498

Net Unrealized
(Losses) Gains                           -          173,482            (733,306)      (254,746)         (652,959)

Net Income (Loss)                  (36,231)         454,642             484,256        269,655           992,123

Per Unit of
Partnership Interest:

Net Asset Value                       1.75             2.09                4.88          19.88             22.38

Net (Loss) Income
before Net Realized Gains
(Losses) and Net Unrealized
(Losses) Gains                        (.26)            (.38)               (.18)           .35              (.02)

Net Realized (Losses) Gains           (.08)            2.99               11.48           4.51             15.28

Net Unrealized
Gains (Losses)                           -             1.61               (6.80)         (2.36)            (6.06)

Net (Loss) Income                     (.34)            4.22                4.49           2.50              9.20


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
                       (FISCAL YEAR 2000 VERSUS 1999)

         Net loss for the year ended December 31, 2000 was $36,231, compared to net income of $454,642 for the year ended December 31, 1999. The decrease in net income is due to a decrease in activity as a result of the pending dissolution of the Partnership. The Partnership is scheduled to receive the final escrow disbursement of $48,375 from Innovation Medical Technologies, Inc. in July 2001. After this date, the Partnership plans to liquidate.

         Realized loss on investments for the year ended December 31, 2000 was $8,427, compared to a realized gain of $322,013 for the year ended December 31, 2000. The $8,427 loss in 2000 represents a write-off of the Vision Partners L.P. escrow receivable. The 1999 gain represents gains from the sale of all publicly traded investments.

         Total expenses for the year ended December 31, 2000 were $27,805, down $14,534 from the year ended December 31, 1999. The decrease was caused by a decrease in legal expenses year over year, as significant expenses were incurred during 1999 related to the Partnership dissolution and required filings with the Securities and Exchange Commission.

         There were no Partnership distributions during 2000.


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

LIQUIDITY AND CAPITAL RESOURCES

     Total capital for the Partnership as of December 31, 2000, was $189,374. This consisted of $162,102 in Limited Partner capital and $27,272 in General Partner capital.

     Net loss of $36,231 for 2000 was allocated in the amount of $29,517 to the Limited Partners and in the amount of $6,714 to the General Partners.

     At December 31, 2000, the Partnership had $155,599 in cash and cash equivalents.

Item 8.  INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                                                                                                   Page
                                                                                                   ----
     Report of Independent Accountants.............................................................11

     Statements of Financial Condition as of December 31, 2000 and 1999............................12

     Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998..............................................................13

     Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998..............................................................14

     Statements of Changes in Partnership Capital for the
     Years Ended December 31, 2000, 1999 and 1998..................................................15

     Notes to Financial Statements.................................................................16


Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Community Investment Partners, L.P.


In our opinion, the accompanying statements of financial condition and the related statements of operations, cash flows and of changes in partnership capital present fairly, in all material respects, the financial position of Community Investment Partners, L.P. (the "Partnership") at December 31, 2000 and 1999, and the results of its operations, its cash flows and the changes in partnership capital for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

St. Louis, Missouri
March 14, 2001

                                COMMUNITY INVESTMENT PARTNERS, L.P.

                                 STATEMENTS OF FINANCIAL CONDITION

                                             ASSETS
                                             ------

                                                                             December 31,
                                                                -------------------------------------
                                                                    2000                     1999
                                                                ------------             ------------
Cash and cash equivalents                                       $    155,599             $    132,539
Other receivable                                                      48,375                  108,300
                                                                ------------             ------------
TOTAL ASSETS                                                    $    203,974             $    240,839
                                                                ============             ============


                               LIABILITIES AND PARTNERSHIP CAPITAL
                               -----------------------------------

                                                                             December 31,
                                                                -------------------------------------
                                                                    2000                     1999
                                                                ------------             ------------
ACCRUED EXPENSES                                                $     14,600             $     15,234
                                                                ------------             ------------

Partnership Capital:
Capital - Limited Partners                                           162,102                  191,619
Capital - General Partners                                            27,272                   33,986
                                                                ------------             ------------
     TOTAL PARTNERSHIP CAPITAL                                       189,374                  225,605
                                                                ------------             ------------

TOTAL LIABILITIES AND
     PARTNERSHIP CAPITAL                                        $    203,974             $    240,839
                                                                ============             ============



                   The accompanying notes are an integral
                           part of this schedule.

                                   COMMUNITY INVESTMENT PARTNERS, L.P.

                                        STATEMENTS OF OPERATIONS

                                                                         For the Years Ended
                                                                            December 31,
                                                          -----------------------------------------------
                                                             2000              1999               1998
                                                          ----------        ----------         ----------
                                               INCOME
                                               ------
Dividend and interest income                              $        1        $    1,486         $    8,723
                                                          ----------        ----------         ----------

         TOTAL INCOME                                     $        1        $    1,486         $    8,723
                                                          ----------        ----------         ----------

                                             EXPENSES
                                             --------

Professional fees                                             27,270            42,339             24,956

Other                                                            535                 -              3,524
                                                          ----------        ----------         ----------
         TOTAL EXPENSES                                       27,805            42,339             28,480
                                                          ----------        ----------         ----------

Net loss before net realized
   gains (losses) and net unrealized gains (losses)          (27,804)          (40,853)           (19,757)

Net realized (losses) gains on
   sale of investments (note 6)                               (8,427)          322,013          1,237,319

Net unrealized gains (losses)
   on investments                                                  -           173,482           (733,306)
                                                          ----------        ----------         ----------
         NET (LOSS) INCOME                                $  (36,231)       $  454,642         $  484,256
                                                          ==========        ==========         ==========



                   The accompanying notes are an integral
                           part of this schedule.

                               COMMUNITY INVESTMENT PARTNERS, L.P.

                                     STATEMENTS OF CASH FLOWS

                                                                         For the Years Ended
                                                                            December 31,
                                                           ---------------------------------------------
                                                              2000              1999             1998
                                                           ----------        ----------      -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

     Net (loss) income                                     $  (36,231)       $  454,642      $   484,256
     Adjustments to reconcile net income
         to net cash provided by operating activities:
     Proceeds from sale of portfolio investments                    -           714,515        2,127,761

     Unrealized (gains) losses on
         portfolio investments                                      -          (173,482)         733,306

     Net realized gains on
         sale of portfolio investments                              -          (322,013)      (1,237,319)
     Decrease in other receivable                              59,925                 -                -
     Decrease in accrued dividend
         and interest receivable                                    -                 -           59,784
     (Decrease) Increase in accrued expenses                     (634)            1,234            1,000
                                                           ----------        ----------      -----------
         Net cash provided by
         operating activities                                  23,060           674,896        2,168,788
                                                           ----------        ----------      -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:

     Capital distributions                                          -          (754,740)      (2,102,490)
                                                           ----------        ----------      -----------

         Net cash used in financing activities                      -          (754,740)      (2,102,490)
                                                           ----------        ----------      -----------

         Net increase (decrease) in cash and
         cash equivalents                                      23,060           (79,844)          66,298

CASH AND CASH EQUIVALENTS:

     Beginning of year                                        132,539           212,383          146,085
                                                           ----------        ----------      -----------

     End of year                                           $  155,599        $  132,539      $   212,383
                                                           ==========        ==========      ===========


                   The accompanying notes are an integral
                           part of this schedule.

                                    COMMUNITY INVESTMENT PARTNERS, L.P.

                                STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                             For the Years Ended December 31, 2000, 1999 and 1998


                                                           ---------------------------------------------------
                                                              LIMITED            GENERAL
                                                            PARTNERSHIP        PARTNERSHIP
                                                              CAPITAL            CAPITAL              TOTAL
                                                           ------------       ------------        ------------
Balance, December 31, 1997                                 $  1,754,109       $    389,828        $  2,143,937

Distribution                                                 (1,712,482)          (390,008)         (2,102,490)

Net Income                                                      394,426             89,830             484,256
                                                           ------------       ------------        ------------

Balance, December 31, 1998                                 $    436,053       $     89,650        $    525,703

Distribution                                                   (614,740)          (140,000)           (754,740)

Net Income                                                      370,306             84,336             454,642
                                                           ------------       ------------        ------------

Balance, December 31, 1999                                 $    191,619       $     33,986        $    225,605

Net Loss                                                        (29,517)            (6,714)            (36,231)
                                                           ------------       ------------        ------------

Balance, December 31, 2000                                 $    162,102       $     27,272        $    189,374
                                                           ============       ============        ============




                   The accompanying notes are an integral
                           part of this schedule.

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

         The Partnership is scheduled to receive the final Innovation Medical Technologies, Inc. escrow disbursement in July 2001 in the amount of $48,375. The payment is contingent upon and subject to reduction by any indemnity claims pursuant to a merger between Innovation Medical Technologies, Inc., and Alcon Surgical, Inc., a company in which the Partnership had previously invested. After July 2001, the Partnership expects to complete the dissolution process.

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

         The Partnership has sought long-term capital appreciation by making investments in companies and other special investment situations. The Partnership is not permitted to engage in any other business or activity.

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

4.   PER UNIT INFORMATION

          There is no market for the Limited Partnership interests. Per unit information is as follows:

                                                                   For the Years Ended December 31,
                                                           -----------------------------------------------
                                                              2000               1999              1998
                                                           ----------         ----------        ----------
Number of unit holders                                            104                104               104
                                                           ==========         ==========        ==========

Limited partnership units                                      87,820             87,820            87,820

General partnership units                                      20,000             20,000            20,000
                                                           ----------         ----------        ----------

Total units outstanding                                       107,820            107,820           107,820
                                                           ==========         ==========        ==========

Net asset value per unit                                   $     1.75         $     2.09        $     4.88
                                                           ==========         ==========        ==========

Net (loss) income per unit                                 $     (.34)        $     4.22        $     4.49
                                                           ==========         ==========        ==========



5.   RELATED PARTY TRANSACTIONS

         The Partnership is furnished with certain non-reimbursed management and accounting services by affiliates, which are not reflected in the accompanying financial statements.

         The Partnership may place its General Partners on Boards of Directors of portfolio companies.

         The Managing General Partner is also the managing general partner of Community Investment Partners II, L.P., and Community Investment Partners III, L.P., LLLP, both business development companies, and Community Investment Partners IV, L.P., LLLP, an employees' securities company.

6.   INVESTMENT TRANSACTIONS

     Following is a summary of portfolio investment transactions during the years ended December 31, 1999 and 1998, respectively. There were no investment transactions during the year ended December 31, 2000.

     For the year ended December 31, 1999
     ------------------------------------

                                             Type of                                                   Realized
     Company                                 Investment               Cost            Proceeds        Gain (Loss)
     -------                                 ----------            ----------        ----------       -----------
     SALES:

     Isolyser Company, Inc.                 Common Stock           $  262,203        $  247,194       $  (15,009)

     Citation Computers                     Common Stock               33,578            25,857           (7,721)

     Intermedia Communications
     of Florida                             Common Stock               18,397           341,326          322,929

     Saztec International, Inc.             Common Stock               78,324            10,115          (68,209)

     Innovation Medial                      Escrow
     Technologies, Inc.                     Disbursement                    -            87,536           87,536

     Vision Partners, L.P.                  Escrow
                                            Disbursement                    -             2,487            2,487
                                                                   ----------        ----------       ----------

         TOTAL SALES                                               $  392,502        $  714,515       $  322,013
                                                                   ==========        ==========       ==========







For the year ended December 31, 1998
------------------------------------


                                               Type of                                                 Realized
     Company                                   Investment             Cost            Proceeds        Gain (Loss)
     -------                                   ----------          ----------        ----------       -----------
     SALES:

     Innovation Medical                        Term Notes
     Technologies, Inc.                        and Warrants        $   40,763        $   40,763       $        -

     Innovation Medical                        Term Notes
     Technologies, Inc.                        and Warrants            15,008            15,008                -

     Innovation Medical                        Liquidation of
     Technologies, Inc.                        Preferred Stock        239,994         1,410,596        1,170,602

     Intermedia Communications
     of Florida                                Common Stock            19,712           546,919          527,207

     Vision Partners, L.P.                     Liquidation of
                                               Limited
                                               Partnership
                                               Interests              574,965           114,475         (460,490)
                                                                   ----------        ----------       ----------


         TOTAL SALES                                               $  890,442        $2,127,761       $1,237,319
                                                                   ==========        ==========       ==========




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

Specific Information regarding the Independent General Partners:

     Tommy L. Gleason, Jr., 55, has been an Independent General Partner of the Partnership since February 1990. Mr. Gleason is the Chairman and Chief Executive Officer of Galaxy Systems Management, Inc., the general Partner of Galaxy Telecom, L.P., which is involved in management of cable television systems located in sixteen states and serving approximately 175,000 subscribers. Mr. Gleason owns 4,000 Units.

     E. Stanley Kroenke, 53, has served as an Independent General Partner of the Partnership since February 1990. Mr. Kroenke leads a company that is a national investor, developer, and owner of commercial real estate. The company is a developer and owner of numerous shopping centers, office buildings and apartment projects around the country. Mr. Kroenke is co-owner of the St. Louis Rams National Football League franchise. He serves as a member of the board of directors of Wal-Mart Stores, Inc., Bentonville, Arkansas; Central Bancompany, Jefferson City, Missouri; and Boone County National Bank, Columbia, Missouri. He is a trustee of the College of the Ozarks in Point Lookout, Missouri. He also serves on the boards of the Greater St. Louis Area Council Boy Scouts of America and the St. Louis Art Museum. Mr. Kroenke owns 4,000 Units.

     CIP Management, L.P., LLLP, (the "Managing General Partner") is the Managing General Partner of Community Investment Partners, L.P. The Managing General Partner is also managing general partner of Community Investment Partners II, L.P. and Community Investment Partners III L.P., LLLP, which are also business development companies, and Community Investment Partners IV L.P., LLLP, an Employees' Securities Company. The General Partners of the Managing General Partner are CIP Management, Inc., a Missouri corporation and a wholly-owned subsidiary of Edward D. Jones & Co., L.P., and Daniel A. Burkhardt.

The Directors and Officers of CIP Management, Inc. are as follows:

     Daniel A. Burkhardt, 53, President, Treasurer and Director of CIP Management, Inc. since October 1989 and general partner of CIP Management, L.P., LLLP since February 1990. He is a general partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P. where he has specialized in investment banking and structuring investments since 1980. He is a director of SEMCO Energy, Inc. Mr. Burkhardt is the beneficial owner of 2,105 Units.

     Ray L. Robbins, Jr., 56, Vice President and Director of CIP Management, Inc. since October 1989. He is a general partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where he has specialized in securities analysis since 1984, and where he was responsible for municipal bond transactions from 1975 to 1983. Mr. Robbins is Co-Chairman of the Edward D. Jones & Co., L.P. Investment Policy Committee. Mr. Robbins is a beneficial owner of 2,000 Units.

     Marilyn A. Gaffney, 42, Secretary of CIP Management, Inc. since October 1989. She is a Limited Partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where she has been a senior investment adviser in investment banking since 1980. Ms. Gaffney is the beneficial owner of 200 Units.

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

     As of March 15, 2001, the following parties are known by the Partnership to be the beneficial owners of more than 5% of the Units.

                                                          Amount of
                                                          Beneficial           % of Limited          % of General
                                                          Ownership            Partnership           Partnership
         Name                                             of Units               Capital                Capital
         ----                                         --------------------------------------------------------------
         Mid-American Capital Co.                           10,000                11.39%                     -
         Richard P. Kiphart                                  4,590                 5.23%
         CIP Management L.P., LLLP                          19,800                     -                   99%

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

     3.      Exhibits:
             --------

             (3)  Amended and Restated Certificate and Agreement of Limited
                         Partnership dated as of March 29, 1990.

             (4)  Form of Unit Certificate. *

             (10) Management Agreement dated March 28, 1990, between the
                         Partnership and CIP Management, L.P., LLLP**

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

             **   Incorporated by reference to the Partnership's Proxy Statement filed with the Securities Exchange Commission on March 11, 1991.

             ***  Incorporated by reference to the Partnership's Registration
                         Statement No. 33-31649 on Form N-2 under the Securities Act of 1933.

    a. No reports on Form 8-K were filed during the quarter ended December 31, 2000.

    c. Exhibits filed as part of this report are included in Item (14)(a)(3) above.

    d. All financial statement schedules are omitted because they are not applicable or the required information is included in the balance sheet or notes thereto.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2001.

                                     Community Investment Partners, L.P.
                                     By:   CIP Management, L.P., LLLP, its
                                           Managing General Partner

                                           By:  CIP Management, Inc., its
                                                Managing General Partner



                                           /s/ Daniel A. Burkhardt, President
                                           -------------------------------------
                                           By:  Daniel A. Burkhardt, President


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



/s/  Ray L. Robbins
______________________________            Vice President and Director of CIP
     Ray L. Robbins                       Management, Inc.



/s/  Tommy L. Gleason, Jr.
______________________________            Individual General Partner,
     Tommy L. Gleason, Jr.                Community Investment Partners, L.P.



/s/  E. Stanley Kroenke
______________________________            Individual General Partner,
     E. Stanley Kroenke                   Community Investment Partners, L.P.

                                       INDEX TO EXHIBITS

Exhibit
Number                                 Description of Exhibit                        Page
------                                 ----------------------                        ----
(3)                            Amended and Restated Certificate and
                               Agreement of Limited Partnership dated
                               as of March 29, 1990                                   *

(4)                            Form of Unit Certificate                               *

(10)                           Management Agreement dated March 28, 1990,
                               between the Partnership and CIP Management,
                               L.P., LLLP                                             *

(28)                           Prospectus of the Partnership dated March 12,
                               1990, filed with the Securities and Exchange
                               Commission in connection with Registration
                               Statement No. 33-31649 on Form N-2 under the
                               Securities Act of 1933                                 *


----------------------

*Incorporated by reference