Form 10-Q
period 2001-03-31
COMMUNITY INVESTMENT PARTNERS LP
filed 2001-05-11
CIK 856670

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------



                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



 For the quarterly period ended MARCH 31, 2001   Commission file number 0-18042



                     COMMUNITY INVESTMENT PARTNERS, L.P.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


      MISSOURI                                            43-1531582
-------------------------------------------------------------------------------
      (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                      Identification No.)

      12555 Manchester Road
      St. Louis, Missouri                                 63131

-------------------------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)

  Registrant's telephone number, including area code      (314) 515-2000
                                                          ---------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                     --   --

                      COMMUNITY INVESTMENT PARTNERS, L.P.

                                     INDEX

                                                                                  Page
                                                                                 Number
     Part I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements

              Statement of Financial Condition......................................3
              Statement of Income...................................................4
              Statement of Cash Flows...............................................5
              Statement of Changes in Partnership Capital...........................6
              Notes to Financial Statements.........................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................................8


     Part II. OTHER INFORMATION

     Item 1.  Legal Proceedings.....................................................9
     Item 6.  Exhibits and Reports on Form 8-K......................................9

              Signatures...........................................................10

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                      STATEMENT OF FINANCIAL CONDITION

                                                  (Unaudited)
                                                   March 31,          December 31,
                                                     2001                 2000

----------------------------------------------------------------------------------

                                   ASSETS
                                   ------
Cash and Cash Equivalents                        $     153,744        $    155,599
Other Receivable                                        48,375              48,375

                                                 -------------        ------------

     TOTAL ASSETS                                $     202,119        $    203,974

                                                 =============        ============

                     LIABILITIES AND PARTNERSHIP CAPITAL
                     -----------------------------------


Liabilities:
Accounts Payable and Accrued Expenses            $      13,195        $     14,600

                                                 -------------        ------------

     TOTAL LIABILITIES                                  13,195              14,600

                                                 -------------        ------------
Partnership Capital:
Capital - Limited Partners                             161,735             162,102
Capital - General Partners                              27,189              27,272

                                                 -------------        ------------

     TOTAL PARTNERSHIP CAPITAL                         188,924             189,374

                                                 -------------        ------------
TOTAL LIABILITIES AND
     PARTNERSHIP CAPITAL                         $     202,119        $    203,974

                                                 =============        ============
----------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                             STATEMENT OF INCOME

                                 (UNAUDITED)

                                                        Three Months Ended
                                                  March 31,             March 31,
                                                    2001                  2000

--------------------------------------------------------------------------------------
                                   INCOME
                                   ------
Dividend and Interest Income                     $        -           $          1

                                                 ----------           ------------

     TOTAL INCOME                                         -                      1

                                                 ----------           ------------

                                  EXPENSES
                                  --------
Professional Fees                                       450                  3,448


                                                 ----------           ------------

     TOTAL EXPENSES                                     450                  3,448

                                                 ----------           ------------

NET LOSS                                         $    (450)           $    (3,447)

                                                 ==========           ============

Per Unit Information:
     Net Loss                                    $    (.01)           $      (.03)

                                                 ==========           ============

Net Asset Value                                  $     1.75           $       2.06
                                                 ==========           ============
Units Outstanding:
     Limited Partners                                87,820                 87,820

     General Partners                                20,000                 20,000

--------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                           STATEMENT OF CASH FLOWS

                                 (UNAUDITED)

                                                       Three Months       Three Months
                                                           Ended             Ended
                                                       March 31, 2001    March 31, 2000
---------------------------------------------------------------------------------------
CASH FLOWS (USED) PROVIDED BY OPERATING
ACTIVITIES:
     Net Loss                                          $      (450)      $     (3,447)
     Adjustments to reconcile Net Loss to Net
      Cash (Used) Provided by Operating Activities -
     (Decrease) increase in Accounts Payable
      and Accrued Expenses                                  (1,405)              3,447
                                                       ------------      -------------

     Total Cash (Used) Provided by
      Operating Activities                                  (1,855)                  -

CASH AND EQUIVALENTS, Beginning of period                   155,599            132,539

                                                       ------------      -------------

CASH AND EQUIVALENTS, End of period                    $    153,744      $     132,539

                                                       ============      =============

---------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     COMMUNITY INVESTMENT PARTNERS, L.P.

                 STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                                 (UNAUDITED)

                                              Three Months Ended March 31, 2001 and 2000

                                       Limited Partners      General Partners          Total

-------------------------------------------------------------------------------------------------
Balance, December 31, 1999             $        191,619      $         33,986      $      225,605
Net Loss                                        (2,808)                 (639)             (3,447)

                                       ----------------      ----------------      --------------

Balance, March 31, 2000                $        188,811      $         33,347      $      225,158

                                       ================      ================      ==============

Balance, December 31, 2000             $        162,102      $         27,272      $      189,374
Net Loss                                          (367)                  (83)               (450)

                                       ----------------      ----------------      --------------


Balance, March 31, 2001                $        161,735      $         27,189      $      188,924

                                       ================      ================      ==============


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

     During 1999, the Limited Partners voted to sell Partnership assets and thereby effect the dissolution of the Partnership pursuant to section 9.1.1 of the Partnership Agreement. As of December 31, 1999 all publicly traded securities had been sold through the public market. After July 2001, the Partnership expects to complete the dissolution process.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                     COMMUNITY INVESTMENT PARTNERS, L.P.

                      MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

     Net loss for the first quarter of 2001 was $450, compared to a net loss of $3,447 for the quarter ended March 31, 2000. The $450 net loss at March 31, 2001 is the result of professional expense related to the Partnership dissolution process. There were no revenues, as all publicly traded investments were sold in 1999.

INVESTMENT TRANSACTIONS

     The Partnership did not participate in any portfolio investment transactions during the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Total Partnership capital was $188,924 as of March 31, 2001, which consisted of $161,735 in limited partner capital and $27,189 in general partner capital. Net loss was allocated to the limited partners in the amount of $367 and to the general partners in the amount of $83.

     At March 31, 2001 the Partnership had $153,744 in cash and cash equivalents.

                         Part II. OTHER INFORMATION


                     COMMUNITY INVESTMENT PARTNERS, L.P.

Item 1:       Legal Proceedings

              The Partnership is not a party to any material pending legal proceedings.

Item 6:       Exhibits and Reports on Form 8-K

              (a) Exhibits
              None

              (b) Reports on Form 8-K
              No reports were filed on Form 8-K for the quarter ended March 31, 2001.

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


                     COMMUNITY INVESTMENT PARTNERS, L.P.

          By:  CIP Management, L.P., LLLP, Managing General Partner
          By:  CIP Management, Inc., its Managing General Partner


/s/  Daniel A. Burkhardt
     ----------------------    President, Treasurer and Director   May 14, 2001
     Daniel A. Burkhardt


/s/  Ray L. Robbins, Jr.
     ----------------------    Vice-President and Director         May 14, 2001
     Ray L. Robbins, Jr.