Form 10-Q
period 2001-06-30
COMMUNITY INVESTMENT PARTNERS LP
filed 2001-08-07
CIK 856670

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------



                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended JUNE 30, 2001 Commission file number 0-18042


                     COMMUNITY INVESTMENT PARTNERS, L.P.
 ---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               MISSOURI                                  43-1531582
 ---------------------------------------------------------------------------
               (State or other jurisdiction of           (IRS Employer
               incorporation or organization)            Identification No.)

               12555 Manchester Road
               St. Louis, Missouri                       63131
 ---------------------------------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code  (314) 515-2000
                                                         ------------------


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                      ---   ---

                         COMMUNITY INVESTMENT PARTNERS, L.P.

                                        INDEX



                                                                           Page
                                                                          Number
Part I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Statement of Financial Condition................................3
             Statement of Income.............................................4
             Statement of Cash Flows.........................................5
             Statement of Changes in Partnership Capital.....................6
             Notes to Financial Statements...................................7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................8




Part II.     OTHER INFORMATION

Item 1.      Legal Proceedings...............................................9
Item 6.      Exhibits and Reports on Form 8-K................................9

             Signatures.....................................................10

                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                                       COMMUNITY INVESTMENT PARTNERS, L.P.

                                        STATEMENT OF FINANCIAL CONDITION

                                                                           (Unaudited)
                                                                            June 30,                December 31,
                                                                              2001                      2000
-----------------------------------------------------------------------------------------------------------------

                                                     ASSETS
                                                     ------


Cash and Cash Equivalents                                                $       141,591           $      155,599
Other Receivable                                                                  48,375                   48,375
                                                                         ---------------           --------------

     TOTAL ASSETS                                                        $       189,966           $      203,974
                                                                         ===============           ==============




                                     LIABILITIES AND PARTNERSHIP CAPITAL
                                     -----------------------------------


ACCRUED EXPENSES                                                         $         4,520           $       14,600
                                                                         ---------------           --------------

Partnership Capital:
Capital - Limited Partners                                                       158,903                  162,102
Capital - General Partners                                                        26,543                   27,272
                                                                         ---------------           --------------

     TOTAL PARTNERSHIP CAPITAL                                                   185,446                  189,374
                                                                         ---------------           --------------
TOTAL LIABILITIES AND
     PARTNERSHIP CAPITAL                                                 $       189,966           $      203,974
                                                                         ===============           ==============

-----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                                       COMMUNITY INVESTMENT PARTNERS, L.P.

                                              STATEMENT OF INCOME
                                                  (UNAUDITED)

                                                     Three Months Ended                  Six Months Ended
                                                  June  30,        June 30,         June 30,         June 30,
                                                    2001             2000             2001             2000
----------------------------------------------------------------------------------------------------------------

                                                     INCOME
                                                     ------

Dividend and Interest Income                   $           -    $           -     $           -    $           1
                                               -------------    -------------     -------------    -------------

     TOTAL INCOME                                          -                -                 -                1
                                               -------------    -------------     -------------    -------------
                                                    EXPENSES
                                                    --------
Professional Fees                                      3,429            9,438             3,879           12,886
Other                                                     49                -                49
                                               -------------    -------------     -------------    -------------
     TOTAL EXPENSES                                    3,478            9,438             3,928           12,886
                                               -------------    -------------     -------------    -------------
NET LOSS                                       $      (3,478)   $      (9,438)    $      (3,928)   $     (12,885)
                                               =============    ============-     =============    =============

Per Unit Information:
     Net Loss                                  $        (.03)   $        (.09)    $        (.04)   $        (.12)
                                               =============    ============-     =============    =============

Net Asset Value                                                                   $        1.72    $        1.97
                                                                                  =============    =============

Units Outstanding:
     Limited Partners                                                                    87,820           87,820
     General Partners                                                                    20,000           20,000

----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                                       COMMUNITY INVESTMENT PARTNERS, L.P.

                                            STATEMENT OF CASH FLOWS
                                                  (UNAUDITED)

                                                                           Six Months               Six Months
                                                                              Ended                    Ended
                                                                          June 30, 2001            June 30, 2000
----------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN OPERATING
ACTIVITIES:

     Net Loss                                                            $       (3,928)           $     (12,885)
     Adjustments to reconcile Net Loss to Net
       Cash Used In Operating Activities -
     Changes in Liabilities:
       Accrued Expenses                                                         (10,080)                 (11,734)
                                                                         --------------            -------------
     Total Cash Used In
       Operating Activities                                                     (14,008)                 (24,619)

CASH AND EQUIVALENTS, Beginning of period                                       155,599                  132,539
                                                                         --------------            -------------

CASH AND EQUIVALENTS, End of period                                      $      141,591            $     107,920
                                                                         ==============            =============

----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                                        COMMUNITY INVESTMENT PARTNERS, L.P.

                                    STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                                   (UNAUDITED)

                                                                  Six Months Ended June 30, 2001 and 2000

                                                       Limited Partners      General Partners           Total
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                             $        191,619      $         33,986      $        225,605
Net Loss                                                        (10,495)               (2,390)              (12,885)
                                                       ----------------      ----------------      ----------------

Balance, June 30, 2000                                 $        181,124      $         31,596      $        212,720
                                                       ================      ================      ================

Balance, December 31, 2000                             $        162,102      $         27,272      $        189,374
Net Loss                                                         (3,199)                 (729)               (3,928)
                                                       ----------------      ----------------      ----------------


Balance, June 30, 2001                                 $        158,903      $         26,543      $        185,446
                                                       ================      ================      ================

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

     The financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting solely of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations.

     The results of operations for the six months ended June 30, 2001 and June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                     COMMUNITY INVESTMENT PARTNERS, L.P.

                      MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 VERSUS QUARTER AND SIX MONTHS ENDED JUNE 30, 2000

     Net loss for the three months ended June 30, 2001 was $3,478, compared to net loss of $9,438 for the three months ended June 30, 2000. Net loss for the six months ended June 30, 2001 was $3,928, compared to net loss of $12,885 for the six months ended June 30, 2000.

     The Partnership is in the final stages of the dissolution process and sold substantially all of the income producing investments during 1999. As a result, there were no revenues for the six months ended June 30, 2001 and 2000.

INVESTMENT TRANSACTIONS

     The Partnership did not participate in any portfolio investment transactions during the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Total Partnership capital was $185,446 as of June 30, 2001, which consisted of $158,903 in Limited Partner capital and $26,543 in General Partner capital. Net loss was allocated to the Limited Partners in the amount of $3,199 and to the General Partners in the amount of $729.

     At June 30, 2001 the Partnership had $141,591 in cash and cash equivalents.

                         Part II. OTHER INFORMATION

                     COMMUNITY INVESTMENT PARTNERS, L.P.

Item 1:       Legal Proceedings

              The Partnership is not a party to any material pending legal proceedings.

Item 6:       Exhibits and Reports on Form 8-K

              (a) Exhibits
              None

              (b) Reports on Form 8-K
              No reports were filed on Form 8-K for the quarter ended June 30, 2001.

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


                     COMMUNITY INVESTMENT PARTNERS, L.P.

          By: CIP Management, L.P., LLLP, Managing General Partner
          By: CIP Management, Inc., its Managing General Partner


/s/ Daniel A. Burkhardt
    ----------------------   President, Treasurer and Director   August 10, 2001
    Daniel A. Burkhardt


/s/ Ray L. Robbins, Jr.
    ----------------------   Vice-President and Director         August 10, 2001
    Ray L. Robbins, Jr.